Form 10-Q
period 1995-04-01
ILC TECHNOLOGY INC
filed 1995-05-12
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 1, 1995
                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number            0-11360

                              ILC TECHNOLOGY, INC
(Exact name of registrant as specified in its charter)

  California                       94-1655721
(State of other jurisdiction    I.R.S. Employer Incorporation or
or organization)                Identification No.)

  399 Java Drive, Sunnyvale, California    94089
(Address of principal executive offices)   (Zip Code)

408-745-7900
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes      No
                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares:             4,608,375                    Date:     April 30, 1995

                              ILC TECHNOLOGY, INC.
                                   FORM 10-Q

                      For the Quarter Ended April 1, 1995



             INDEX                                        Page No.


Part I.      Financial Information                            2

 Item 1      Condensed Consolidated Statements of
             Operations - Quarters ended April 1, 1995
             and April 2, 1994 and six months ended
             April 1, 1995 and April 2, 1994                  3

             Condensed Consolidated Balance Sheets -
             April 1, 1995 and October 1, 1994                4

             Condensed Consolidated Statements of Cash
             Flows - Six months ended April 1, 1995
             and April 2, 1994                               5-6

             Notes to Condensed Consolidated Financial
             Statements                                       7


 Item 2      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                      8-11



Part II      Other Information

 Item 4      Submission of Matters to a Vote of Security
             Holders                                          12


             Signatures                                       13

PART I.    FINANCIAL INFORMATION

           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report/Form 10-K for the year ended October 1, 1994.

These financial statements have been prepared in all material respects in conformity with the Standards of Accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments (that consisted only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


ITEM 1.           Financial Statements



                              ILC TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
(In thousands, except per share data)

                                Quarter Ended           Six Months Ended
                             April 1,    April 2,     April 1,      April 2,
                             -------------------      ----------------------
                              1995        1994         1995          1994
Net sales                    $13,989      $12,745     $26,673       $24,432

Costs and expenses:

  Cost of sales                9,210        9,218      17,897        17,360
  Research and development     1,205          990       2,219         1,813
  Marketing                      712          513       1,370         1,115
  General and administrative   1,254        1,716       2,352         2,708
  Write down and amortization
    of intangibles                73        3,430         146         3,619
                            --------       ------      ------      --------
                              12,454       15,867      23,984        26,615
                            --------       ------      ------      --------

Income (loss) from operations  1,535       (3,122)      2,689        (2,183)

Other income (expense):
  Interest, net                 (164)         (34)       (293)          (80)

                            ---------      -------     -------     ---------

Income (loss) before provision
 for (benefit from)
 income taxes                   1,371      (3,156)      2,396        (2,263)
                            ---------      -------     ------      ---------

Provision for (benefit from)
 income taxes                     384        (269)        671             -
                            ---------      -------     ------      ---------

Net income (loss)           $     987   $  (2,887)    $ 1,725      $ (2,263)
                            ---------   ----------    -------      ---------


Earnings (loss) per share   $    0.21   $  (0.62)     $    0.37    $  (0.49)
                            ---------   ---------     ---------    ---------



Weighted average shares
 used in computation            4,769      4,663          4,726       4,646
                            ---------   --------      ---------    --------




                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                     April 1, 1995         October 1, 1994
                                      (unaudited)
                                     -------------         ---------------

Assets

  Current assets:
    Cash and cash equivalents          $     203             $ 2,462
    Marketable securities                      -                 998
    Accounts receivable, net               8,285               7,781
    Inventories:
      Raw materials                        4,895               3,393
      Work-in-process                      3,225               2,556
      Finished goods                       1,104               1,243
                                       ---------             -------
        Total inventories                  9,224               7,192
                                       ---------             -------

  Deferred tax asset                       2,405               2,405
  Prepaid expenses                           260                 543
                                       ---------             -------

        Total current assets              20,377              21,381

  Property and equipment, net             22,138              17,688
  Deposit on land and building purchase        -               1,300
  Covenants-not-to-compete, net            1,262               1,407
  Other assets                               695                 221
                                       ---------            --------
                                        $ 44,472            $ 41,997

Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                    $   3,751           $  3,921
    Accrued liabilities                     5,588              5,626
    Accrued income taxes payable            1,845              2,405
                                        ---------           --------
        Total current liabilities          11,184             11,952
                                        ---------           --------

  Long-term debt                            5,563              4,350
  Non-compete obligation                      650                910
  Obligations under equipment line            993                595
  Other accruals                              339                415
  Capital lease obligation                    137                152

  Stockholders' equity:
    Common stock                            5,750              5,492
    Retained earnings                      19,856             18,131
                                        ---------           --------
        Total stockholders' equity         25,606             23,623
                                        ---------           --------
                                        $  44,472           $ 41,997


                             See accompanying notes


                              ILC TECHNOLOGY, INC
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)

                                                                Six Months Ended
                                                  April 1, 1995    April 2, 1994
                                                 -------------    -------------

Cash flows from operating activities -

  Net income (loss)                                $  1,725         $ (2,263)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation and amortization                     772              522
      Write down and amortization of
        non-compete agreements                          145            1,297
      Write down and amortization of
        goodwill                                          -            2,321
      Changes in assets and liabilities
        from operations:
          (Increase) decrease in marketable securities  998             (730)
          (Increase) decrease in accounts receivable   (504)           1,176
          (Increase) decrease in inventories         (2,032)             562
          (Increase) decrease in prepaid expenses       282             (243)
          (Increase) decrease in other assets          (473)             173
          Decrease in accounts payable                 (170)            (838)
          Decrease in accrued liabilities              (936)            (363)
                                                   ---------        ---------
              Total adjustments                      (1,918)           3,877
                                                   ---------        ---------

              Net cash provided by (used in) operating
                activities                             (193)           1,614

  Cash flows from investing activities -
    Capital expenditures                             (5,222)          (1,220)
    Decrease in deposit on land and building purchase 1,300                -
                                                   ---------       ----------

              Net cash used in investing activities  (3,922)          (1,220)
                                                   ---------       ----------

  Cash flows from financing activities -
    Borrowings under line of credit                   5,850                -
    Repayments under line of credit                  (3,850)               -
    Principal borrowings under equipment line         1,165              174
    Principal payments under equipment line            (520)            (210)
    Principal payments under term loan for buildings   (787)            (500)
    Proceeds from issuance of common stock              335              209
    Payments under non-compete agreement               (260)            (260)
    Repurchase of common stock                          (77)               -
                                                   ---------      -----------

              Net cash provided by (used in)
              financing activities                    1,856             (587)
                                                   ---------      -----------

  Net decrease in cash                               (2,259)            (193)
  Cash at beginning of period                         2,462            2,994
                                                   ---------      -----------
  Cash at end of period                            $    203        $   2,801



See accompanying notes


                              ILC TECHNOLOGY, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(Continued)
                                 (In thousands)



Supplemental disclosures of cash flow information:


                                                                Six Months Ended
                                        April 1, 1995              April 2, 1994
                                      -------------              -------------
Cash paid during the period for:
  Interest expense                    $     332                  $      162
  Income taxes                              834                         975






Supplemental disclosures of non-cash financing activities:

A capital lease obligation of $174,000 was incurred during the first quarter of fiscal 1994 when the Company entered into a lease for new computer equipment.


See accompanying notes

                              ILC TECHNOLOGY, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 April 1, 1995

1.     Summary of Significant Accounting Policies

       Basis of Presentation

The condensed consolidated financial statements include the accounts of ILC Technology, Inc., and its subsidiaries, after elimination of intercompany accounts and transactions. The Company's quarter ends on the last Saturday of the fiscal month.


       Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of less than three months at the time of issue to be cash equivalents.


       Marketable Securities

Marketable securities are accounted for as trading securities under the provisions of SFAS No. 115, and are therefore valued at fair market value.


       Inventories

Inventories are stated at the lower of cost (first in, first out) or market, and include material, labor and manufacturing overhead.


2.     Earnings (Loss) Per Share

Earnings per share is computed using the weighted average number of common shares and common equivalent shares (when such equivalents have a dilutive effect) outstanding during the periods using the treasury stock method. Primary and fully diluted earnings per share are substantially the same for the periods presented. Loss per share for the quarter and six months ended April 2, 1994 is computed using the weighted average number of common shares outstanding only.


3.     Goodwill and Covenants-Not-To-Compete

The Company assesses the realizability of its intangible assets resulting from acquisitions on a quarterly basis by comparing estimated undiscounted future cash flows to the book value of such intangibles.

During the quarter ended April 2, 1994, the Company's Precision Lamp subsidiary experienced a significant slowdown in the release of shippable product from a major customer due to the qualification of a second source by that customer. This customer represents approximately 85% of Precision Lamp's revenue. This slowdown resulted in significantly lower sales in fiscal 1994 and is expected to result in significantly lower sales over the remaining life of the goodwill and covenant-not-to-compete generated from the purchase of Precision Lamp in June 1992. In assessing the recoverability of the above intangibles, management determined that an impairment occurred in the second quarter of fiscal 1994 and recorded a $3.4 million charge.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended April 1, 1995 Compared to Quarter Ended April 2, 1994


Net sales increased 9.8% in the quarter ended April 1, 1995 to $13,989,000 compared to $12,745,000 in the quarter ended April 2, 1994. The increase was the result of a higher volume of units sold in the Flash, Quartz and Aerospace product groups and at Converter Power, Q-Arc and Precision Lamp. In the quarter ended April 2, 1994, Precision Lamp experienced a significant shortfall in the release of shippable products from a major customer. This shortfall resulted in significantly lower sales in fiscal 1994 than previously anticipated. Even though Precision Lamp sales in the quarter ended April 1, 1995 have increased over sales in the quarter ended April 2, 1994, sales to this major customer are still expected to be lower than previously expected.

         Cost of sales as a percentage of net sales was 65.8% in the second quarter of fiscal 1995 compared to 72.3% in the same quarter last year. The percentage decrease was due primarily to improved manufacturing yields coupled with an increase in sales volume. The quarter ended April 2, 1994 was negatively impacted by the write-off of approximately $500,000 related to excess Precision Lamp inventory caused by the slowdown in the release of shippable product from a major customer as discussed above.

         Spending in the area of research and development, 8.6% of net sales in the second quarter of fiscal 1995, compared to 7.8% of net sales in the second quarter of fiscal 1994, increased $215,000 between the two quarters. The increase occurred in the Flashlamp product group for the development of non-laser flashlamp applications, in the Cermax product group for lamps for video projection, in the Quartz product group for the development of lamps used in the processing of semiconductor materials and in the Equipment product group for the design of new lightsources. Also contributing to the increase was spending at Precision Lamp for the development of backlight panels and spending at Converter Power for the design of new power supplies.

         Marketing expenses for the quarter ended April 1, 1995 were $712,000, or 5.1% of net sales, compared to $513,000, or 4.0% of net sales, in the same quarter of the prior fiscal year. The $199,000 increase in spending between the two quarters was primarily the result of more travel and trade show attendance coupled with additional commission expense on an increased sales volume.

         General and administrative expenses, as a percentage of sales, were 9.0% in the quarter ended April 1, 1995, compared to 13.5% in the quarter ended April 2, 1994. In the second quarter of fiscal 1994, an accrual of $500,000 was made for early exit incentives for various long-time ILC employees. In addition, a $250,000 note receivable, doubtful of collection, which arose from the United Detector Technology divestiture in 1990, was written off in the same quarter. These fiscal 1994 second quarter expenses were partially offset by additions to staff at Converter Power and by expenses at Q-Arc associated with the move into a new manufacturing facility.

         In the second quarter of fiscal 1994, Precision Lamp experienced a significant shortfall in orders from a major customer due to the qualification of a second source by that customer. This customer represents approximately 85% of Precision Lamp's revenue. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in that quarter and recorded a $3.4 million charge. The amortization of intangibles of $73,000 in the second quarter of fiscal 1995 represents the revised amortization of the remaining balance of the Precision Lamp covenant-not-to-compete plus the amortization of the Q-Arc Ltd.covenant-not-to-compete.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Continued)


Quarter Ended April 1, 1995 Compared to Quarter Ended April 2, 1994 (Continued)


         Other income (expense), net, primarily interest income and interest expense decreased $130,000 in the second quarter of fiscal 1995 from the second quarter of fiscal 1994. Interest income decreased approximately $30,000 due to the liquidation of the balance of marketable securities in the second quarter of fiscal 1995. Additionally, interest expense increased approximately $100,000 in the same quarter due to the increase in the equipment line of credit for capital equipment acquisitions and borrowings under the Company's line of credit for working capital requirements.

         Income before provision for income taxes was $1,371,000 for the quarter ended April 1, 1995 compared to a loss before benefit from income taxes of $3,156,000 for the quarter ended April 2, 1994. The provision for income taxes was 28% of income before provision for income taxes for the second quarter of fiscal 1995. The benefit for income taxes of $269,000 in the second quarter of fiscal 1994 reflected the reversal of previously provided fiscal 1994 tax provision so that the fiscal 1994 year-to-date provision for income taxes reflected the anticipated effective tax rate for that year.

         The Company believes that inflation and changing prices had no significant impact on sales or costs during the second quarter of fiscal 1995 or 1994.


Six months Ended April 1, 1995 Compared to Six Months Ended April 2, 1994

         Net sales for the six months ended April 1, 1995 increased 9.2% ($2,241,000) from the comparable period a year ago. The increase was the result of a higher volume of units sold in the Flash, Quartz and Aerospace product groups and at Converter Power and Q-Arc. Additionally, even though net sales at Precision Lamp, for the six months ended April 1, 1995, have increased slightly from the prior six month period, sales to its major customer are still expected to be lower than previously expected due to a shortfall in the release of shippable product as previously discussed.

         Cost of sales as a percentage of net sales was 67.1% and 71.1% for the six months ended April 1, 1995 and April 2, 1994, respectively. The percentage decrease was due primarily to improved manufacturing yields coupled with an increased sales volume. In the second quarter of fiscal 1994, cost of sales was charged approximately $500,000 for the write off of excess inventory related to the slowdown in the release of shippable product from a major Precision Lamp customer.

         Research and development expenses, $2,219,000 or 8.3% of net sales for the six months ended April 1, 1995, increased $406,000 from $1,813,000, or 7.4% of net sales for the six months ended April 2, 1994. The majority of the increase occurred in the Quartz product group for the development of lamps used in the processing of semiconductor materials and at Converter Power for the design of new power supplies. Also contributing to increase was spending at Precision Lamp for the development of the backlight panel.

         Marketing expenses in the six months ended April 1, 1995 were $1,370,000, or 5.1% of net sales compared to $1,115,000, or 4.6% of net sales, in the same six month period a year ago. The $255,000 increase is primarily due to personnel additions, more travel and trade show attendance and an increased advertising program.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Continued)


Six months Ended April 1, 1995 Compared to Six Months Ended
April 2, 1994 (Continued)


         General and administrative expenses, 8.8% of net sales in the six months ended April 1, 1995 compared to 11.1% of net sales in the six months ended April 2, 1994, decreased $356,000. In the quarter ended April 2, 1994, a $500,000 early exit incentive accrual for various long-time ILC employees plus the write off of a doubtful $250,000 note receivable, which arose from the United Detector Technology divestiture in 1990, contributed to the increased general and administrative expenses in that quarter. This decrease between the two six month periods was partially offset by additions to staff at Converter Power and by expenses associated with the Q-Arc move to a new manufacturing facility during the six months ended April 1, 1995.

         Amortization of intangibles of $3,619,000, for the six months ended April 2, 1994, represents the write down of intangibles generated from the acquisition of Precision Lamp ($3,430,000), recorded in the second quarter of fiscal 1994, plus the normal amortization ($189,000) of the covenants-not-to-compete plus the goodwill amortization arising from the acquisition of Precision Lamp and of Q-Arc Ltd, recorded in the first quarter of fiscal 1994. In the quarter ended April 2, 1994, Precision Lamp experienced a slowdown in the release of shippable product from a major customer. Sales to this customer are now expected to be significantly lower than previously anticipated. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in the second quarter of fiscal 1994 and recorded a $3.4 million charge. The amortization of intangibles of $146,000 in the six months ended April 1, 1995 represents the revised amortization of the remaining balance of the Precision Lamp covenant-not- to-compete plus the amortization of the Q-Arc Ltd. covenant-not-to-compete.

         Other income (expense), primarily interest income and interest expense, decreased $213,000 in the first six months of fiscal 1995 from the first six months of fiscal 1994. Interest income decreased approximately $54,000 due to the liquidation of the balance of marketable securities during the first half of fiscal 1995. Additionally, interest expense increased approximately $159,000 in the same six month period due to the increase in the equipment line of credit for capital equipment acquisitions and borrowings under the Company's line of credit for working capital requirements.

         The Company reported income before provision for income taxes of $2,396,000 for the six months ended April 1, 1995. The provision for income taxes was 28% of income before provision for income taxes for the six months ended April 1, 1995. Due to the operating loss for the six months ended April 2, 1994, a benefit for income taxes of $269,000 was recorded which was a reversal of the first quarter of fiscal 1994 tax provision.

         The Company believes that inflation and changing prices had no significant impact on sales or costs during the six months ended April 1, 1995 or April 2, 1994.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Liquidity and Financial Condition

         Net cash used in operating activities totaled $193,000 in the six months ended April 1, 1995 compared to net cash provided by operating activities of $1,614,000 in the six months ended April 2, 1994.

         During the first six months of fiscal 1995, the Company purchased land and a manufacturing facility in Santa Clara, California for approximately $3,200,000 (cash of approximately $1,900,000, plus a deposit made in the fourth quarter of fiscal 1994). Capital equipment acquisitions in the six months ended April 1, 1995 were $2,022,000. Also, during the first six months of fiscal 1995, the Company liquidated the balance of marketable securities of $998,000, increased net borrowings under an equipment line by $645,000, made principal payments of $787,000 under a term loan for real estate acquisitions and increased net borrowings under a working capital line of credit by $2,000,000.

         During the first six months of fiscal 1994, the Company had capital equipment expenditures of $1,220,000 and purchased $730,000 of marketable securities. The Company also made principal payments of $500,000 under a term loan for real estate acquisitions during the six months ended April 2, 1994.

         Raw material and work in process inventories have increased from October 1, 1994 by approximately $1,502,000 and $669,000, respectively. The majority of the raw material increase is located at Precision Lamp and is anticipated to be consumed, over the balance of the 1995 fiscal year, in the manufacture of product for its major customer and in the manufacture of backlight panels. The work in process inventory increase is spread over various Company locations and is in anticipation of product shipments in the third quarter of fiscal 1995 and to reduce cycle time for customer needs.

         The Company has working  capital of  $9,193,000  and a current ratio of
1.82 to 1.0 at April 1, 1995. This compares with working capital of $9,429,000 and a current ratio of 1.79 to 1.0 at October 1, 1994. As of April 1, 1995, the Company has $2,000,000 available under a $4,000,000 bank line of credit for working capital requirements with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (8.1% at April 1, 1995). The company also has available, at April 1, 1995, approximately $1,245,000 remaining on a $1,500,000 equipment facility for equipment acquisitions at the same interest rate. At April 1, 1995, the Company was in compliance with all bank covenants. These financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet the Company's anticipated financial needs at least through fiscal 1995.

PART II           OTHER INFORMATION


 Item 4           Submission of Matters to a Vote of Security Holders


 (a)     The Company held its Annual Meeting of Shareholders on February 8,
         1995.

 (b) The following directors, comprising the entire Board of Directors, were elected at the meeting:

                            Harrison H. Augur
                            Henry C. Baumgartner
                            Richard D. Capra
                            Arthur L. Schawlow
                            Wirt D. Walker

 (c) The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as abstentions and broker nonvotes with respect to each are as follows:

         (i)      Election of Directors:


                                  Votes For  Votes Against  Votes Withheld and
                                                             Broker and Nonvotes

         Harrison H. Angur        3,644,412          -           139,243
         Henry C. Baumgartner     3,642,477       1,935          139,243
         Richard D. Capra         3,644,012         400          139,243
         Arthur L. Schawlow       3,628,787       5,625          139,243
         Wirt D. Walker           3,644,012         400          139,243


         (ii)     Approval of an amendment to the 1985 Employee Stock
                  Purchase Plan:

                  Votes for:                     3,508,662 shares
                  Votes against:                    70,578 shares
                  Votes withheld and
                    broker nonvotes                204,415 shares

         (iii) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for fiscal 1995:

                  Votes for:                     3,754,489 shares
                  Votes against:                     7,855 shares
                  Votes withheld and
                    broker nonvotes                 21,311 shares

 (d)     Not applicable

                               SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ILC TECHNOLOGY, INC.






DATE:     May 12, 1995                                /s/Ronald E. Fredianelli
                                                      Ronald E.Fredianelli
                                                      Chief Financial Officer















DATE:     May 12, 1995                                 /s/Henry C. Baumgartner
                                                       Henry C. Baumgartner
                                                       President