Form 10-K/A
period 1994-10-01
ILC TECHNOLOGY INC
filed 1995-06-30
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K/A
                                Amendment No. 1


(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  October 1, 1994
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to

Commission file number               0-11360

                               ILC TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)
         California                                 94 -1655721
(State or other jurisdiction of incorporation)(IRS Employer Identification No.)

                       399 Java Drive, Sunnyvale, California 94089
                 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (408) 745-7900


Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on
                                                 which registered
                None

Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock
                             (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 12, 1994, was approximately $35,408,734. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock on December 12, 1994 was 4,532,711.

  Parts of the following documents are incorporated by reference into Part III of this Annual Report and Form 10-K: (1) Proxy Statement for registrant's 1994 Annual Meeting of Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         In January 1993, the Company acquired Converter Power, Inc. (CPI), a manufacturer of custom power supplies for medical, scientific and industrial applications. This transaction was accounted for as a pooling of interests and accordingly the results of operations for fiscal 1992, as well as for the first quarter of fiscal 1993, were restated to include the operations of CPI.

         During fiscal 1994, 1993 and 1992, the Company derived approximately 44%, 45% and 49%, respectively, of its net sales from the medical market. During fiscal 1994, 1993 and 1992, the Company's sales in the industrial market accounted for 44%, 38% and 28%, respectively, of net sales. During fiscal 1994,
                                                             __________________
1993 and 1992, the Company's sales in the aerospace  market accounted for 7%, 7%
________________________________________________________________________________
and 17%,  respectively,  of net sales.  Products sold in the medical  market are
________________________________________________________________________________
incorporated  into products sold into the health-care  and  health-care  related
________________________________________________________________________________
industries.   These   industries  have  recently  been  subject  to  significant
________________________________________________________________________________
fluctuations  in demand which in turn have  affected  the demand for  components
________________________________________________________________________________
used in these  products.  The Company  expects  sales to the  medical  market to
________________________________________________________________________________
continue to decrease as a percentage  of net sales for the  foreseeable  future.
________________________________________________________________________________
Aerospace  sales  have  remained  relatively  constant  over the last two fiscal
________________________________________________________________________________
years.  Due to the  continuing  slowdown in military and defense  spending,  the
________________________________________________________________________________
Company does not expect aerospace sales to grow  significantly  from fiscal 1994
________________________________________________________________________________
and 1993 levels. To compensate for this slowdown,  the Company began new product
________________________________________________________________________________
development  activities  in fiscal 1994 for  commercial  applications  for metal
________________________________________________________________________________
halide lamps used for projection and information display.
________________________________________________________


Fiscal 1994 Compared to Fiscal 1993

         Net sales remained relatively constant at $52,022,000 and $51,997,000 in fiscal 1994 and 1993, respectively. Although the total net sales were unchanged,  Cermax and the  related  Equipment  product  group  sales  decreased approximately $2 million, Flash and Quartz lamp product group sales increased approximately $1 million and Converter Power sales increased approximately $3 million between the two fiscal years. Additionally, in the second quarter of fiscal 1994, Precision Lamp experienced a significant shortfall in orders from a major customer. This slowdown resulted in lower sales of approximately $2 million in fiscal 1994 as compared to fiscal 1993. Sales to this customer are now expected to be significantly lower than previously anticipated. (See Note 10 to Consolidated Financial Statement.)

         Cost of sales as a percentage of net sales was 67.8% for fiscal 1994 compared to 67.0% for fiscal 1993. The percentage increase was primarily due to the write off of approximately $500,000 related to excess Precision Lamp inventory caused by a slowdown in the release of shippable product from a major customer discussed above. The ratio of the inventory reserve to year end inventory in fiscal years 1994, 1993 and 1992 was 20.9%, 17.2% and 22.1%, respectively. The fiscal year 1994 ratio excludes the above mentioned $500,000 reserve addition.

         Spending in the area of research and development, 7.7% of net sales in fiscal 1994, compared to 5.3% of net sales in fiscal 1993, increased $1,231,000 between the two fiscal years. The increase occurred in the Cermax product group for the development of lamps for video projection, in the Quartz Lamp product group for the development of lamps used in the processing of semiconductor materials and in the Aerospace product group for the design and development of lamps used for entertainment applications. Also contributing to the increase was spending at Precision Lamp for the development of panels to light the entire rear of a liquid crystal display and spending at Converter Power for the design of new power supplies.

         Marketing expenses were $2,271,000, or 4.4% of net sales in fiscal 1994 compared to $2,642,000, or 5.1% of net sales in fiscal 1993. The $371,000 decrease between the two fiscal years was due primarily to less travel and trade show attendance coupled with less commission expense associated with lower sales at Precision Lamp caused by the slowdown in the release of shippable product from a major Precision Lamp customer.

         General and administrative expenses, as a percentage of net sales, were 10.0% in fiscal 1994 compared to 7.6% in fiscal 1993. The $1,282,000 increase between the two periods was due to a combination of the accrual for early exit incentives for various long-time ILC employees, the write off of a note receivable, doubtful of collection, which arose from the United Detector Technology divestiture in 1990 and increases to general and administrative expenses at Converter Power and Q-Arc. This increase was partially offset by the suspension of contributions to the ILC profit sharing plan for the first six months of fiscal 1994.

         Amortization of intangibles of $3,765,000 in fiscal 1994 includes a $3,400,000 write down of intangibles generated from the acquisition of Precision Lamp in June 1992. As discussed above, Precision Lamp experienced a significant shortfall in orders from a major customer in the second quarter of fiscal 1994. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in that quarter. Total sales and earnings of
                                                  ______________________________
Precision  Lamp for the period March 1994 to March 2002 as projected at the time
________________________________________________________________________________
of the intangible  impairment  calculation were  approximately 50% and 70% lower
________________________________________________________________________________
than sales and earnings  estimates,  respectively,  at the time of the Precision
________________________________________________________________________________
Lamp  acquisition.  These projections  represent  management's best estimate for
________________________________________________________________________________
future results for that subsidiary.Precision Lamp is actively seeking to solicit
________________________________________________________________________________
other  customers  and alter its  products to meet their  specifications  for the
________________________________________________________________________________
surface  mounted  miniature  incandescent  lamp.  However,  because of the major
________________________________________________________________________________
customer's dominance of its market, and because other manufacturers are numerous
________________________________________________________________________________
and small volume,  the Company  believes that  Precision  Lamp will be unable to
________________________________________________________________________________
secure  new  customers  to make  up for the  significant  shortfall  in  orders.
________________________________________________________________________________
Accordingly, a $3.4 million charge was recorded to write down the intangibles to
________________________________________________________________________________
net realizable  value.  The  write-down  was  determined  based on the currently
______________________
projected undiscounted cash flows of Precision Lamp from March 1994 to March 2002, which projected aggregate cash flows of approximately $900,000 over that period was based on projected net income which averaged 9% higher than the net income projection for fiscal 1994 (with no loss years included in the projection), compared with the carrying value of the Company's investment in Precision Lamp, including goodwill, at the date of the writedown. At October 1,
                                                                   _____________
1994,  there were net assets  associated with the Precision Lamp  acquisition of
________________________________________________________________________________
approximately  $2,270,000,  or  approximately  5% of  total  assets,  for  which
________________________________________________________________________________
recoverability is primarily dependent upon sales to the major customer discussed
________________________________________________________________________________
above. The amortization of intangibles of $757,000 in fiscal 1993 represents the
_____
amortization of covenants-not-to-compete plus the amortization of goodwill both arising from the acquisitions of Precision Lamp in 1992 and Q-Arc in 1991.

         Although interest income remained constant between fiscal 1994 and fiscal 1993, interest expense increased by approximately $261,000 during the same  period  due to the term  loan  obtained  to  purchase  the  Company's  two operating facilities in Sunnyvale, California in August 1993 and the manufacturing facility in Cambridge, England in June 1994.

         The Company reported income before provision for income taxes of $1,343,000 in fiscal 1994 compared to $7,111,000 in fiscal 1993. The provision for income taxes, exclusive of the effect related to the non-deductible portion of the write down of intangibles discussed above, was approximately 31.0% of pretax income before provision for income taxes in fiscal 1994 compared to 33.1% in fiscal 1993.

         The Company believes that inflation and changing prices had no significant impact on sales or costs during fiscal 1994 and 1993.

Fiscal 1993 Compared to Fiscal 1992

         Net sales for fiscal 1993 were $51,997,000, an increase of 27.2% over fiscal 1992 net sales of $40,885,000. The $11,112,000 sales increase was primarily attributable to the inclusion of a full year of revenue for Precision Lamp, which was acquired in the third quarter of fiscal 1992, coupled with an 8.6% sales increase attributable to ILC Technology.

         Cost of sales as a percentage of net sales was 67.0% for fiscal 1993 compared to 64.5% for fiscal 1992. Increases to overhead plus personnel additions at Precision Lamp for anticipated sales growth contributed to the overall cost of sales increase.

         Research and development expenses increased $1,471,000 in fiscal 1993 over fiscal 1992, reflecting a continued commitment to new product development and enhancement of present products and processes. The increase was concentrated in the Flashlamp, Cermax and Equipment Product Groups.

         Marketing expenses, 5.1% of net sales in fiscal 1993 and 1992, increased $562,000. The increase between the two fiscal years was primarily due to the inclusion of the operations of Precision Lamp, acquired in the third quarter of fiscal 1992, for the entire year.

         As a percentage of sales, general and administrative expenses were 7.6% in fiscal 1993 and 8.7% in fiscal 1992. The $380,000 increase in absolute dollars was the result of including the operations of Precision Lamp for all of fiscal 1993 coupled with a decrease in the contributions to the employee profit sharing plan.

         Amortization of intangibles of $757,000 in fiscal 1993 represents the amortization of covenants-not-to-compete plus the amortization of goodwill both arising from the acquisitions of Precision Lamp in 1992 and of Q-Arc in 1991. The $278,000 amortization of intangibles in fiscal 1992 represents the amortization of the Q-Arc covenant-not-to compete for an entire year and the amortization of the Precision Lamp goodwill and covenant-not-to compete for the fourth quarter of fiscal 1992.

         Net interest income remained relatively stable between fiscal 1993 and fiscal 1992. Net rental operation income decreased $177,000 during the same period due to a reduction in the rent charged for excess space plus the vacating of the rented space by the tenant in March 1993.

         The Company reported income from operations before provision for income taxes of $7,111,000, 13.7% of net sales, in fiscal 1993, compared to $7,497,000, 18.3% of net sales, in fiscal 1992. The provision for income taxes was 33.1% of income before taxes in fiscal 1993 compared to 34.0% in fiscal 1992.

         The Company believes that inflation and changing prices had no significant impact on sales or costs during fiscal 1993 and 1992.


Liquidity and Financial Position

         Cash and cash equivalents decreased to $2,462,000 in fiscal 1994 from $2,994,000 in fiscal 1993. Cash provided by operations amounted to $6,237,000 in fiscal 1994, an increase of $891,000 from $5,346,000 in fiscal 1993. During fiscal 1994, the Company used cash of $2,701,000 to purchase a new office and manufacturing facility in Cambridge, England, deposited $1,300,000 for the purchase of land and a manufacturing facility in Santa Clara, California and paid $312,000 for land in Cotati, California. Capital equipment acquisitions in fiscal 1994 amounted to $2,634,000. In fiscal 1994, the Company increased its net borrowings under a term loan for real estate acquisitions by $800,000 and increased the net borrowings under an equipment line by $591,000. In addition, in fiscal 1994, the Company also repurchased, on the open market, 204,000 shares of its common stock for $1,556,000. In fiscal 1993, the Company used cash of $7,600,000 to purchase its manufacturing facilities and corporate offices in Sunnyvale, California. Also in fiscal 1993, the Company used cash of $1,467,000 for capital equipment acquisitions and borrowed $5,000,000 under a term loan to finance the purchase of the above mentioned facilities in Sunnyvale, California.

         The Company has working  capital of  $9,428,000  and a current ratio of
1.79 to 1.0 at October 1, 1994. This compares with working capital of $11,786,000 and a current ratio of 2.17 to 1.0 at October 2, 1993. As of October 1, 1994, the Company has a $2,000,000 unused bank line-of-credit with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7% at October 1,
1994). The Company also has available approximately $943,000 remaining on a $1,500,000 equipment credit facility at the above interest rate. These financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet the Company's working capital needs and service debt obligations at least through fiscal 1995.

Item 8.  Financial Statements and Supplementary Data



         Table of Contents                                    Page



Consolidated Balance Sheets - October 1,
  1994 and October 2, 1993.                                   6-7

Consolidated Statements of Operations for the Three
  Fiscal Years Ended October 1, 1994.                         8

Consolidated Statements of Stockholders' Equity for
 the Three Fiscal Year Ended October 1, 1994.                 9

Consolidated Statements of Cash Flows for the Three
  Fiscal Years Ended October 1, 1994.                         10-11

Notes to Consolidated Financial Statement                     12-19

Form 10-K Schedules                                           20-22

Report of Independent Public Accountants                      23

                          ILC TECHNOLOGY, INC.
                      CONSOLIDATED BALANCE SHEETS
                  OCTOBER 1, 1994 AND OCTOBER 2, 1993

                                ASSETS



                                  1994                1993


Current assets:

 Cash and cash equivalents                   $  2,461,549        $  2,993,998

 Marketable securities                            998,129           1,436,207

  Accounts receivable, less allowance
    for doubtful accounts of $332,803
    and $219,128, respectively                  6,956,981           8,020,263

  Receivable from long-term contracts             824,007             370,836

  Inventories                                   7,192,197           7,324,889

  Deferred tax asset                            2,405,000             691,000

  Prepaid expenses                                542,801             321,879

            Total current assets               21,380,664          21,159,072
                                              -----------         -----------


Property and equipment, net                    17,688,277          13,008,041

Deposit on land and building purchase           1,300,000                   -

Goodwill, net of accumulated amortization
  of 331,605, in fiscal 1993                            -           2,321,248

Covenants-not-to-compete, net of
 accumulated amortization and writedown
 of $2,145,473 and $702,042,
 respectively                                   1,406,692           2,849,001

Other assets                                      221,789             404,483
                                              ------------        ------------

                                               $41,997,422        $39,741,845
                                               ===========        ===========
















The  accompanying  notes are an  integral  part of these financial statements.

                         ILC TECHNOLOGY, INC.
                     CONSOLIDATED BALANCE SHEETS
                 OCTOBER 1, 1994 AND OCTOBER 2, 1993


                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                       1994                      1993
                                       ----                      ----

Current liabilities:

  Accounts payable                     $3,921,112                $4,007,623
  Accrued payroll and related items     1,765,605                 1,577,555
  Other accrued liabilities             1,144,184                 1,201,710
  Current portion of non-compete          520,000                   520,000
    obligation
  Current portion of long-term debt     2,196,494                 1,374,696
  Accrued income taxes payable          2,405,000                   691,000
                                       -----------              ------------

         Total current liabilities     11,952,395                 9,372,584
                                        ----------               -----------

Long-term liabilities:

   Long-term debt                       5,096,494                 4,374,695
   Non-compete obligation                 910,000                 1,430,000
   Other accruals                         414,844                         -
                                      -----------           ---------------

         Total long-term liabilities    6,421,338                 5,804,695
                                      -----------               -----------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Common stock, no par value; 10,000,000
    shares authorized; 4,522,951 shares
    and 4,619,476 shares outstanding
    in 1994 and 1993, respectively      5,492,338                 6,623,828

  Retained earnings                    18,131,351                17,940,738
                                     ------------               -----------

         Total stockholders' equity    23,623,689                24,564,566
                                      -----------               -----------

                                      $41,997,422               $39,741,845
                                      ===========               ===========
















The  accompanying  notes are an  integral  part of these financial statements.

                             ILC TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE FISCAL YEARS ENDED OCTOBER 1, 1994

                             1994           1993            1992
                             -----          -----           ----

Net sales                    $52,022,328    $51,996,509     $40,884,919


Costs and expenses:
 Cost of sales                35,287,928     34,818,944      26,374,444
 Research and                  3,998,136      2,767,448       1,296,879
  development
 Sales and marketing           2,271,099      2,641,810       2,079,958
 General and administrative    5,218,701      3,936,940       3,557,453
 Amortization and writedown
  of intangibles               3,764,678        756,712         278,058
                              ----------    -----------      ----------
                              50,540,542     44,921,854      33,586,792
                              ----------    -----------      ----------


Income from operations         1,481,786      7,074,655       7,298,127
                              ----------    -----------      ----------


Other (income) expense:
  Interest, net                  139,173       (113,598)        (99,947)
  Rental operations, net               -          77,582        (99,172)
                             -----------      ----------       ---------
                                 139,173         (36,016)      (199,119)
                             -----------      ----------       ---------

Income before provision
 for income taxes              1,342,613       7,110,671      7,497,246

Provision for income taxes     1,152,000       2,352,000      2,547,000
                              ----------      ----------     ----------

Net income                    $  190,613      $4,758,671     $4,950,246
                             ===========      ===========    ==========


Net income per share         $      0.04    $       0.96         $ 1.00
                              ==========    ============         ======


Weighted average shares
 outstanding used to compute
 net income per share          4,825,009       4,979,529      4,956,418
                              ==========      ==========     ==========
















The  accompanying  notes are an  integral  part of these financial statements.




                           ILC TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF
                           STOCKHOLDERS' EQUITY
             FOR THE THREE FISCAL YEARS ENDED OCTOBER 1, 1994


                                             Common
                                 Common      Stock      Retained
                                 Shares      Amount     Earnings    Total

Balance at September 28, 1991    $4,536,186  $6,221,407 $8,231,821  $14,453,228

  Net income                              -           -  4,950,246    4,950,246

  Issuance of common stock under
    stock purchase plan               7,859      80,167          -       80,167

  Excercise of stock options         30,650      94,658          -       94,658
                                   --------      ------  ---------      -------



Balance at October 3, 1992        4,574,695   6,396,232 13,182,067   19,578,299

  Net income                              -           -  4,758,671    4,758,671

  Issuance of common stock
    under stock purchase plan        14,281     134,283          -      134,283

  Exercise of stock options          30,500      93,313          -       93,313
                                 ----------    --------  ----------    --------



Balance at October 2, 1993        4,619,476   6,623,828  17,940,738  24,564,566

  Net income                              -           -     190,613     190,613

  Issuance of common stock
    under stock purchase plan         25,475    196,590           -     196,590

  Exercise of stock options           82,000    227,420           -     227,420

  Repurchase of common stock        (204,000)(1,555,500)          -  (1,555,500)
                                   --------- -----------   --------- -----------



 Balance at October 1, 1994        4,522,951 $5,492,338  $18,131,351 $23,623,689
                                   ========= ==========  =========== ===========













The accompanying  notes are an integral part of these financial statements.

                           ILC TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED OCTOBER 1, 1994

                                        1994        1993         1992
                                        ----        ----         ----

Cash flows from operating activities:
  Net Income                        $190,613   $4,758,671    4,950,246

  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization    1,115,236    1,033,104      982,885

  Provision for doubtful
   accounts and note                 383,902      (98,769)     128,896

  Net loss on property and
   equipment sold or retired           3,839       68,687       56,734

  Amortization of deferred gain
   on sale and leaseback                   -            -     (454,087)

  Amortization and write down
   of non-compete agreements       1,442,309      491,428      211,737

  Amortization and write down
   of goodwill                     2,321,248      265,284       66,321

  Changes in assets and
   liabilities, net of acquisitions:
   (Increase) decrease in accounts
     receivable                      226,209   (1,150,930)      54,461

 (Increase) decrease in inventories  132,692     (171,026)  (1,226,105)

 (Increase) decrease in prepaid
  expenses                          (220,922)    (198,491)      28,423

 Decrease in other assets            182,694      133,572      105,421

 Increase (decrease) in accounts
  payable                            (86,511)     263,444     (400,884)

 Increase (decrease) in accrued
  liabilities                        545,369      (49,438)     520,387
                                  ----------    ----------   ---------

 Total adjustments                 6,046,065      586,865       74,189
                                   ---------    ---------    ---------

 Net cash provided by operating
  activities                       6,236,678    5,345,536    5,024,435
                                   ---------    ---------    ---------

Cash flows from investing activities:

Purchase of stock of Precision Lamp,
 Inc. plus expenses of acquisition,
 net of cash acquired                      -            -   (4,447,092)

Purchase of land and real estate  (3,012,844)  (7,600,000)           -

Deposit on land and building
 purchase                         (1,300,000)           -            -

(Increase) decrease in marketable
 securities                          438,078      475,704   (1,911,911)

Capital expenditures              (2,634,348)  (1,466,924)    (808,315)
                                 -----------  -----------  -----------
   Net cash used in investing
    activities                    (6,509,114)  (8,591,220)  (7,167,318)
                                 -----------  -----------  -----------



The  accompanying  notes are an integral  part of these financial statements.



                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE FISCAL YEARS ENDED OCTOBER 1, 1994
                                  (continued)

                                           1994          1993        1992
                                           ----          ----        ----

Cash flows from financing activities:
 New borrowings under equipment line      $1,090,702     717,336     $291,322

 Principal repayments under equipment line  (499,225)   (453,940)    (353,916)

 Principal borrowings under term loan      1,333,333   5,000,000            -

 Principal repayments under term loan       (533,333)          -            -

 Principal payments under long-term
  severance agreement                              -           -      (57,292)

 Payments under non-compete agreement       (520,000)   (520,000)    (130,000)

 Proceeds from issuance of common stock      424,010     227,596      174,825

 Repurchase of common stock               (1,555,500)          -            -
                                          -----------   ---------  ----------

 Net cash provided by (used in)
  financing activities                      (260,013)   4,970,992     (75,061)
                                           ---------    ---------    ---------

 Net increase (decrease) in cash and
  cash equivalents                          (532,449)   1,725,308  (2,217,944)


Cash and cash equivalents at beginning
 of year                                   2,993,998    1,268,690   3,486,634
                                          ----------    ----------  ----------

Cash and cash equivalents at end of year  $2,461,549   $2,993,998  $1,268,690
                                          ==========   ==========  ==========





Supplemental disclosures of cash flow information:


                                          1994          1993        1992
                                          ----          ----        ----


  Cash paid during the year for:
    Interest expense                  $338,751       $77,925      $60,640
    Income taxes                     2,500,539     2,213,100    1,669,744




Supplemental disclosures of noncash investing and financing activities:

A capital lease obligation of $174,268 was incurred in fiscal 1994 when the Company entered into a capital lease for new computer equipment.





The accompanying notes are an integral part of these financial statements.


                           ILC TECHNOLOGY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              OCTOBER 1, 1994


1.  Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements include the accounts of ILC Technology, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The Company's fiscal year end is the Saturday closest to September 30.

     Certain items in the fiscal 1993 financial statements have been reclassified to be consistent with the fiscal 1994 financial statements.

Cash and Cash Equivalents
- -------------------------

     For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of less than three months at the time of issue to be cash equivalents.

Marketable Securities
- ---------------------

     Effective October 3, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities". The adoption of this statement did not materially impact the Company's results from operations or financial position. Marketable securities at October 1, 1994 are being accounted for as trading securities and are therefore valued at fair market value in the accompanying balance sheet. The change in the net unrealized holding loss, which has been included in fiscal 1994 income, was approximately $80,000 during fiscal 1994.

Inventories
- -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead. Inventories at October 1, 1994 and October 2, 1993 consisted of:



                                     1994                  1993
                                     ----                  ----

Raw materials                        $ 3,393,249           $ 4,037,207
Work-in-process                        2,556,006             2,370,654
Finished goods                         1,242,942               917,028
                                     -----------           -----------
Total inventories                    $ 7,182,197           $ 7,324,889
                                     ===========           ===========


Developmental and Manufacturing Contracts
- -----------------------------------------

     The Company contracts with the U.S.  Government and other customers for the development and manufacturing of various products under both cost-plus-fixed-fee and fixed-price contracts. Revenues are recognized under these contracts using the percentage of completion method, whereby revenues are reported in the proportion that costs incurred bear to the total estimated costs for each contract. Periodic reviews of estimated total costs during the performance of such contracts may result in revisions of contract estimates in subsequent periods. Any loss contracts are reserved at the time such losses are determined. Revenues from these contracts were less than 10% of net revenues during 1994, 1993 and 1992.

Depreciation and Amortization
- -----------------------------

     Depreciation and amortization on property and equipment are provided on a straight-line basis over estimated useful lives of 3 to 31.5 years, except for leasehold improvements which are amortized over the terms of the leases.

     ------------------------------------------------------

Net Income Per Share
- --------------------

     Net income per share is computed based on the weighted average number of common shares and common equivalent shares (when such equivalents have a dilutive effect) outstanding during the period. Fully diluted net income per share is not significantly different from net income per share as reported.

Intangible Assets
- -----------------

     The  Company  has  certain   intangible  assets  as  a  result  of  its
acquisition of two subsidiaries (see Note 10). Subsequent to these acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lies of these intangibles may warrant revision or that the remaining balances of intangibles may not be recoverable. When factors indicate that intangibles should be evaluated for possible impairment, the Company uses an estimate of the related subsidiary's undiscounted cash flow over the remaining life of the intangibles in measuring whether the intangibles are recoverable.

   Goodwill is being amortized over a ten year period. Covenants-not-to-compete are amortized over the period of the covenant.

Foreign Exchange Contracts
- --------------------------

    The Company enters into forward exchange contracts to reduce its exposure to currency exchange risk for purchases from one Japanese vendor. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to exchange rate risk, as gains and losses on these contracts offset losses and gains on the liabilities being hedged.

     At October 1, 1994, the Company had forward exchange contracts maturing from October 1994 to December 1994 to purchase 74,480,000 Japanese yen ($760,000).

2.   Revenues
     --------

     The Company operates in a single industry segment, the designing, developing, manufacturing and marketing of high performance light source products. Revenues are geographically summarized as follows (in thousands):

                                 1994             1993             1992
                                 ----             ----             ----

         United States           $31,627          $ 29,994         $ 27,538
         Europe                    4,435             5,188            4,653
         Asia                     15,794            16,447            8,472
         Other international         166               368              222
                               ---------          --------         --------
          Total revenues       $  52,022          $ 51,997         $ 40,885
                               =========          ========         ========


Customers comprising more than 10% of net sales are as follows:


                                 1994              1993             1992
                                 ----              ----             ----

         Customer A              17.6%             19%              11%
         Customer B              12.8%             17%                *


*less than 10% of net sales

       The Company provides credit in the form of trade accounts receivable to its customers. The Company does not generally require collateral to support customer receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

3.   Property and Equipment
     ----------------------

Property and equipment at October 1, 1994 and October 2, 1993 consisted of:


Property and equipment, at cost:
  Machinery and equipment                $  11,856,023       $  10,497,434
  Land and buildings                        11,229,341           8,144,406
  Furniture and fixtures                       463,910             389,318
  Equipment under capital lease                174,268             211,823
  Leasehold improvements                       209,830             157,358
  Construction-in-progress                   1,939,963           1,074,690
                                           -----------         -----------
                                            25,873,335          20,475,029
Less accumulated depreciation and
amortization                                (8,185,058)         (7,466,988)
                                            -----------       ------------

Property and equipment, net               $ 17,688,277       $  13,008,041
                                          ============       ==============

     In August 1993, the Company purchased two adjacent buildings in Sunnyvale, California, which house the manufacturing activities and the Corporate offices of the Company. The purchase price was $7,600,000, of which $2,600,000 was paid in cash and $5,000,000 was borrowed from a bank for a five year term. In June 1994, the Company purchased a 36,000 square foot facility in Cambridge, England to expand the manufacturing activities of Q-Arc. The purchase price was approximately $2,700,000 of which the majority was paid in cash. In September 1994, the Company purchased a 20,000 square foot facility in Santa Clara, California to be used primarily for the manufacture of short-arc lamps used in the processing of semiconductor materials and for the manufacture of capillary lamps used in microlithography. The purchase also included manufacturing equipment and a short arc product line and associated backlog. The total purchase price for the land, building, equipment and product line was $3,200,000, of which $1,300,000 was paid as a deposit in September 1994 and the balance of $1,900,000 was paid on October 4, 1994 when escrow closed.


4.   Bank Borrowings
     ---------------

         The Company has a $2 million line of credit available with a bank which expires in January 1996. Borrowings under this line are at 2% above the LIBOR rate (London Interbank Offer Rate) (7% at October 1, 1994) and are limited to 75% of eligible accounts receivable. Under the covenants of the loan agreement, unless written approval from the bank is obtained, the Company is restricted from entering into certain transactions and is required to maintain certain specified financial covenants, profitability and compensating balances which do not restrict the use of cash. At October 1, 1994, the Company was not in compliance with the current ratio requirement but a waiver has been obtained through fiscal 1995.

         The average balance outstanding (based on month-end balances) under the line of credit in 1993 was $50,000. The maximum borrowings were $600,000 at an average interest rate of 6.0% for 1993. There were no borrowings under the line of credit in fiscal 1994, nor were there any amounts outstanding as of October 1, 1994 or October 2, 1993.

         In addition, in connection with the purchase of its manufacturing facilities (Note 3) the Company entered into a term note with a bank for $5,000,000, which was subsequently increased to $6,333,333, in 1994. The note matures in August, 1998. The term loan requires monthly principal payments equal to one- forty-eighth of the principal amount plus interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7% at October 1, 1994). The term loan is a reducing revolving credit facility which allows for principal pre- payments and the flexibility for re-borrowing up to the maximum amount that would be outstanding under the term loan given normal amortization to the date of re-borrowing.

         The Company also has available a $1.5 million equipment line of credit for 100% of the purchase cost of new equipment, which expires in January 1995. Borrowings under this line bear interest at 2% above the LIBOR rate (7% at October 1, 1994), with principal balances amortized over a 2 year period. At October 1, 1994, the Company had approximately $943,000 available for future borrowings under this line of credit.

     --------------------------

         As of October 1, 1994 and October 2, 1993, borrowings outstanding under the term loan and equipment line of credit consisted of:



                                  1994                       1993
                                  ----                       ----

Term note                         $  5,800,000               $  5,000,000
Equipment line-of-credit             1,340,869                    749,391
Other capital lease                    152,119                          -
                                  -------------              -------------
                                     7,292,988                  5,749,391

Less: current portion                2,196,494                  1,374,696
                                  -------------              -------------

Long-term debt                    $  5,096,494               $  4,374,695
                                  ============               ============

         Aggregate maturities for long-term debt during the next four years are approximately: 1995 - $2,196,000, 1996 - $2,197,000, 1997 - $1,450,000 and 1998
- - $1,450,000.

         All of the above credit facilities are secured by all of the property of the Company.


5.   Income Taxes
     ------------

     Through October 2, 1993, the Company accounted for income taxes pursuant to SFAS No. 96. Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", on a prospective basis. SFAS No. 109 requires an asset and liability approach to accounting for income taxes.
The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial statements.

         Income before provision for incme taxes consists of the following for fiscal 1994, 1993 and 1992:


                         1994                1993                  1992
                         ----                ----                  ----

U.S.                     $  971,283          $6,906,493            $ 7,260,827
Foreign                     371,330             204,178                236,419
                         -----------         -----------           ------------
                         $1,342,613          $7,110,671             $7,497,246
                         ==========          ==========             ==========

The components of the provision for income taxes are as follows:


                          1994               1993                   1992
                          ----               ----                   ----
Federal -
  Current                 $2,373,000         $1,575,000             $2,093,000
  Deferred                (1,361,000)                 -                      -
                          -----------        ------------           -----------
                           1,012,000          1,575,000              2,093,000
                          -----------        -----------            -----------
State -
  Current                    493,000            777,000                454,000
  Deferred                  (353,000)                 -                      -
                          -----------        -----------            -----------

                             140,000            777,000                454,000
                          -----------        -----------             -----------

Total provision
  for income taxes         $1,152,000        $2,352,000             $2,547,000
                           ==========        ==========             ==========

The major components of the deferred tax accounts as computed under SFAS No. 109, are as follows:
                                                1994

Inventory reserve                               $754,000
Bad debt reserve                                 258,000
Warranty reserve                                 228,000
Accruals not currently deductible
  for tax purposes                             1,078,000
Amortization of convenant-not-to-compete         538,000
Excess of tax over bank depreciation            (710,000)
Other                                            259,000
                                               ----------

                                               $2,405,000


The provisions for income taxes differ from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes as follows:


                                   1994           1993             1992
                                   ----           ----             ----

Computed expected provision        $470,000       $2,418,000       $2,549,000
State tax                            81,000          436,000          454,000
Amortization and writedown of
  goodwill                          812,000           90,000           45,000
FSC commission                     (259,000)        (254,000)        (254,000)
General business credits            (72,000)         (33,000)         (42,000)
Other                               120,000         (305,000)        (205,000)
                                 ----------       -----------      ----------
                                 $1,152,000       $2,352,000       $2,547,000
                                 ==========       ===========      ==========

6.   Employee Retirement Plan
     ------------------------

         On January 1, 1984, the Company adopted a thrift incentive savings plan (the "Plan"). The Plan is qualified under section 401(k) of the Internal Revenue Code and is available to all full-time employees with one or more years of employment with the Company. Under the terms of the Plan, participating employees must contribute at least 2% of their salary to the Plan, and the Company contributes (as a matching contribution) 100% of this amount. Employees may also contribute an additional amount up to 13% of their salary to the Plan, with no further contributions by the Company. The Company's contribution vest at a rate of 20% per year, commencing on the first anniversary of employment. Total employer matching contributions under the Plan were $163,000, $145,000, and $113,000 for the fiscal years 1994, 1993 and 1992, respectively.


7.   Commitments
     ------------

         In August 1993, the Company purchased two buildings, which were its two principal operating facilities in Sunnyvale, California, from the landlord for $7,600,000 (see Note 3). The Company has a sublease on a portion of the space which expires in 1995.

         Prior to August 1993, the Company had leased these facilities under an operating lease agreement with the landlord under a sale and leaseback agreement. In addition, the Company has entered into operating leases in its other facilities.

         For fiscal years 1994, 1993 and 1992, rental expense, was approximately $318,000, $934,000 and $620,000, respectively.

         At October 1, 1994, the future minimum rental payments under all building leases for fiscal 1995 through 1999 are approximately $265,000, $260,000, $227,000, $216,000 and $226,000, respectively, and $886,000 thereafter. The amounts total $2,080,000.

8.   Stock Option and Purchase Plans
     -------------------------------

         In 1993, the Company adopted the 1992 Stock Option Plan and reserved 200,000 shares for issuance. The 1992 Option Plan replaced the 1983 Option Plan which expired in June 1993. Although options granted under the 1983 Stock Option Plan before such expiration will remain outstanding in accordance with their terms, no further options will be granted under the 1983 Stock Option Plan after June 1993. Options granted are for a ten-year term and generally vest ratably over a period of four years commencing one year after the date of grant. A summary of the option transactions is as follows:

                                   Options Outstanding
                              Options      Number
                              Available      of        Price per      Aggregate
                              for Grant    Shares        Share          Value

Balance at September 28, 1991     3,624    537,150     $2.13-11.50   $2,066,580

  Additional Shares approved    200,000          -               -            -
  Granted                      (194,000)   194,000       8.75-9.00    1,704,250
  Canceled                        2,000     (2,000)     8.75-11.50      (20,250)
  Exercised                           -    (30,650)      2.13-3.75     (104,219)
                              ----------  ---------      ---------    ---------

Balance at October 3, 1992        11,624   698,500      2.13-11.50    3,646,361

  1992 Option Plan new shares
approved                         200,000         -               -            -
  Options assumed in Converter
    Power Acquisition                  -    26,027            1.09       28,369
  Granted                        (57,500)   57,500      9.00-11.50      642,500
  Canceled                         5,500    (5,500)     8.75-11.50      (56,375)
  Exercised                            -   (30,500)      2.13-3.75      (93,370)
                                --------   --------    -----------      --------

Balance at October 2, 1993       159,624   746,027      1.09-11.50    4,167,485


  Granted                        (74,000)   74,000      7.38-11.00      723,500
  Canceled                        18,000   (18,000)     3.75-11.50     (160,126)
  Exercised                            -   (82,000)      1.09-8.75     (227,420)
                                ---------  --------      ---------     ---------

Balance at October 1, 1994       103,624   720,027    $ 1.09-11.50   $4,503,439
                                 =======   =======    ============   ==========

         In February 1985, the Company adopted an employee stock purchase plan. Under the plan, the Company has reserved 200,000 shares of common stock for issuance to participating employees who have met certain eligibility requirements. In 1994, the Board of Directors approved an amendment to the employee stock purchase plan, subject to shareholder approval, to increase the number of shares reserved for issuance from 200,000 to 300,000 shares. The number of shares available for purchase by each participant is based upon annual base earnings and at a purchase price equal to 85% of the fair market value at the beginning or the end of the quarter of purchase, whichever is lower. During fiscal 1994, 1993 and 1992, a total of 25,475, 14,281 and 7,859 shares of common stock, respectively, were purchased by Company employees under the plan. As of October 1, 1994, 133,770 shares were available for future purchase.

     -------------------------------------------

         In November 1993, the Company's 1992 Stock Option Plan was amended to provide for the automatic grant of a nonstatutory stock option to purchase shares of Common Stock to each outside Director. Subsequent grants will occur annually during the Company's third fiscal quarter. During fiscal 1994, each outside Director was granted an automatic option to purchase a total of 5,000 shares of the Company's Common Stock.


9.   Other Income/Expense
     --------------------

Other (income) expense consists of the following:


                               1994             1993             1992
                               ----             ----             ----

Interest income                $(199,578)       $(191,941)       $(168,580)
Interest expense                 338,751           78,343           68,633
Rental and sublease income             -          (60,995)        (115,596)
Net rental expense on sublet
 property                              -          138,577           16,424
                               ----------       ----------        --------
                                $139,173         $(36,016)       $(199,119)
                                ========        ===========      ==========


10.  Acquisitions
     ------------

         In August 1991, the Company acquired all the outstanding stock of Q-Arc Ltd. of Cambridge, England for $1,400,000 in cash and the assumption of certain liabilities. Q-Arc is a manufacturer of specialty lamps for laser and non-laser applications. This transaction was accounted for as a purchase and accordingly, all assets were revalued to their respective fair values. The acquisition price was equal to the fair value of net assets acquired. Net assets included a covenant-not-to-compete of approximately $951,000. The covenant is being amortized over an eight year period.

         On June 30, 1992, the Company acquired all of the outstanding stock of Precision Lamp, Inc. located in Cotati, California. Precision Lamp designs, manufactures and distributes miniature incandescent lamps for various applications. The Company paid approximately $2,000,000 in cash for all of the outstanding shares, agreed to pay off approximately $1,100,000 of bank debt and assumed all liabilities ($1,321,000) of Precision Lamp. The Company also agreed to pay at least $2,600,000 to the primary selling shareholder as consideration for a covenant-not-to-compete among the primary selling shareholder, Precision Lamp and ILC. These payments will be made in equal installments through 1997. This transaction was accounted for as a purchase and accordingly, all assets were revalued to their respective fair values. This purchase price allocation resulted in goodwill of approximately $2,650,000 which is being amortized over a ten year period. The $2,600,000 covenant-not-to-compete is being amortized over a seven year period.

         In the second quarter of fiscal 1994, management determined that an impairment occurred in the recoverability of the unamortized goodwill and covenant-not-to-compete due to a significant shortfall in orders from a major Precision Lamp customer. Accordingly, a $3.4 million charge was recorded to write off the intangibles to net realizable value. The writedown was determined based on the currently projected undiscounted cash flows of Precision Lamp from March 1994 to March 2004, which projected aggregate cash flows of approximately $900,000 (unaudited) over that period and was based on projected net income which averaged 9% higher than the net income projection for fiscal 1994 (with no loss years included in the projection), compared with the carrying value of the Company's investment in Precision Lamp, including goodwill, at the date of the writedown. These projections represent management's best estimate for future results for that subsidiary. At October 1, 1994, the unamortized balance of the Precision Lamp covenant-not- to-compete is approximately $812,000.

         In January 1993, the Company completed a combination with Converter Power, Inc., located in Ipswich, Massachusetts. Converter Power is a manufacturer of custom power supplies for medical, scientific and industrial applications. The Company exchanged 273, 973 shares of common stock for all of the outstanding common stock of Converter Power in a transaction that was accounted for as a pooling of interests.

     ------------------------

         The financial statements for fiscal year 1992, contained herein, have been restated to reflect the operations of Converter Power for the full year. The financial statements for fiscal years 1993 and 1994 also reflect a full year of operations for Converter Power. A reconciliation of the current financial statements to previously reported separate Company information is presented below for the Company and Converter Power (in thousands):

                                              1992
Net sales
 ILC Technology, Inc. consolidated            $ 37,578
  Converter Power, Inc.                          3,307
                                              ---------
  Combined                                    $ 40,885
                                              ========

Net income
  ILC Technology, Inc. consolidated           $  4,694
  Converter Power, Inc.                            256
                                              ---------
  Combined                                    $  4,950
                                              ========

         The results of operations of Q-Arc and Precision Lamp since the date of acquisition have been included in the Company's consolidated results of operations.

11.  Rights Agreement
     ----------------

         On September 19, 1989, the Company's Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, no par value, of the Company. The dividend was payable on October 2, 1989 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one share of common stock of the Company at a price of $30.00 per common share, after adjustment for the March 8, 1991
2-for-1 stock split, and subsequent amendment. The rights will not be exercisable until a party either acquires beneficial ownership of 20% of the Company's common stock or makes a tender offer for at least 30% of its common stock. In the event the rights become exercisable and thereafter a person or group acquires 30% or more of the Company's stock, a 20% shareholder ("Acquiring Person") engages in any specified self-dealing transaction, or, as a result of a recapitalization or reorganization, an Acquiring Person's shareholdings are increased by more than 3%, each right will entitle the holder to purchase from the Company, for the exercise price, common stock having a market value of twice the exercise price of the right. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will enable the holder to purchase from the surviving corporation, for the exercise price, common stock having a market value of twice the exercise price of the right. At the Company's option, the rights are redeemable in their entirety, prior to becoming exercisable, at $.01 per right. The rights are subject to adjustment to prevent dilution and expire September 29, 1999.


12.  Repurchase of Common Stock
     --------------------------

         In March 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common shares outstanding through March 1995. During 1994, the Company repurchased 204,000 shares of common stock for an aggregate amount of $1,555,500. Purchases were made on the open market.

                                                                  SCHEDULE V
                           ILC TECHNOLOGY, INC.
                          PROPERTY AND EQUIPMENT
                  FOR FISCAL YEARS 1994, 1993 AND 1992


              Balance at  Additions              Retirement           Balance at
              Beginning       From      Additions   and                 End of
              of Period   Acquisition(1)  at Cost  Sales    Transfers   Period


Year ended
 October 3,1992:
Machinery and
 equipment   $8,754,674  $ 543,863     $481,640  $(144,579)  $48,875 $9,684,473
Furniture and
 fixtures       246,234     48,273       14,197         -          -    308,704
Leasehold
 improvements 2,131,824     62,067       10,652    (1,575)   184,383  2,387,351
Equipment
 under capital
 lease          211,823          -            -          -         -    211,823
Construction
 in progress    212,516    427,363      301,826          -  (233,258)   708,447
              ---------  ---------      --------  --------- --------  ----------
            $11,557,071 $1,081,566     $ 808,315  $(146,154) $     - 13,300,798
            =========== ==========     =========  ========== ======= ===========







Year ended
 October 2, 1993:
Machinery and
 equipment   $9,684,473  $       -     $764,496 $(175,404) $223,869 $10,497,434
Land and
 buildings            -          -    7,600,000         -   544,406   8,144,406
Furniture and
 fixtures       308,704          -       80,614         -         -     389,318
Leasehold
 improvements 2,387,351          -       31,702 (1,717,289)(544,406)    157,358
Equipment under
 capital lease  211,823          -            -          -        -     211,823
Construction
 in progress    708,447          -      590,112          - (223,869)  1,074,690
              ---------     -------    --------  --------- ---------  ---------
            $13,300,798     $    -   $9,066,924 $(1,892,693)$     - $20,475,029
            ===========     =======  ========== =========== ======= ===========






Year ended
October 1, 1994:
Machinery and
 equipment  $10,497,434     $     -   $ 635,991 $(172,658) $895,256 $11,856,023
Land and
 buildings    8,144,406           -   3,012,844         -    72,091  11,229,341
Furniture and
 fixtures       389,318           -      91,116   (16,524)        -     463,910
Leasehold
 improvements   157,358           -      52,472         -         -     209,830
Equipment under
 capital lease  211,823           -     174,268  (211,823)        -     174,268
Construction
 in progress  1,074,690           -   1,832,620         -  (967,347)  1,939,963
              ---------    --------  ----------   -------  ---------  ---------
            $20,475,029    $      -  $5,799,311 $(401,005) $      - $25,873,335
           ============    ========  ========== ========== ======== ===========





(1)  Acquisition of Precision Lamp, Inc.  See Note 10 to Consolidated
     Financial Statements.


                                                                SCHEDULE VI

                              ILC TECHNOLOGY, INC.
                          ACCUMULATED DEPRECIATION AND
                      AMORTIZATION OF PROPERTY AND EQUIPMENT
                       FOR FISCAL YEARS 1994, 1993 AND 1992




                                           Additions
                             Balance at    Charged to    Retirement  Balance at
                             Beginning     Costs and        and        End of
                             of Period      Expenses       Sales       Period

Year ended October 3, 1992:
  Machinery and equipment    $5,679,223    $ 705,820      $(88,945)  $6,296,098
  Furniture and fixtures        169,675       18,138             -      187,813
  Leasehold improvements      1,333,464      228,044          (475)   1,561,033
  Equipment under capital
   lease                        180,940       30,883             -      211,823
                             ----------    ---------      ---------   ----------
                             $7,363,302    $ 982,885     $ (89,420)  $8,256,767
                            ===========    =========     ==========  ===========





Year ended October 2, 1993:
  Machinery and equipment    $6,296,098     $831,227     $(120,016)  $7,007,309
  Land and buildings                  -       10,350             -       10,350
  Furniture and fixtures        187,813       34,296             -      222,109
  Leasehold improvements      1,561,033      157,231   (1,702, 867)      15,397
  Equipment under capital
   lease                        211,823            -             -      211,823
                             ----------     --------   -----------   ----------
                             $8,256,767   $1,033,104   $(1,822,883)  $7,466,988
                             ==========   ==========   ===========   ==========




Year ended October 1, 1994:
  Machinery and equipment    $7,007,309   $  879,744   $  (168,819)  $7,718,234
  Land and buildings             10,350      124,194             -      134,544
  Furniture and fixtures        222,109       46,224       (16,524)     251,809
  Leasehold improvements         15,397       33,125             -       48,522
  Equipment under capital lease 211,823       31,949      (211,823)      31,949
                              ---------   ----------   ------------  ----------
                             $7,466,988   $1,115,236   $  (397,166)  $8,185,058
                             ==========   ==========   ============  ==========


                                                                SCHEDULE II
                         ILC TECHNOLOGY, INC.
           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR FISCAL YEARS 1994, 1993 AND 1992



                                    Charged
                         Balance    (Credited)  Addition   Deductions  Balance
                            at      to Cost and   from        and      at end of
                         Beginning  Expenses    Acquisition Write Off  Period

Allowance for
 Doubtful Accounts:

Year ended
 October 3, 1992          $356,171  $128,896    $10,341     $154,053  $341,355
                                    ________                ________



Year ended
 October 2, 1993          $341,355  $(98,769)   $7,258      $30,716   $219,128




Year ended
 October 1, 1994          $219,128  $383,902    $    -      $270,227  $332,803
                                    ________                ________



Reserve for Inventory
_____________________
 obsolescence:
______________

Year ended
__________
 October 3, 1992         $1,870,395 $(65,039)   $330,614    $201,224  $1,934,746
 _______________         __________ _________   ________    ________  __________



Year ended
__________
 October 2, 1993         $1,990,256 $  3,898   $      -    $414,672  $1,523,972
 _______________         __________ ________   ________    ________  __________

Year ended
__________
 October 1, 1994         $1,523,972 $1,772,346  $       -   $763,085  $2,533,233
 _______________         __________ __________  _________   ________  __________


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ILC Technology, Inc.


         We have audited the accompanying consolidated balance sheets of ILC Technology, Inc. (a California Corporation) and subsidiaries as of October 1, 1994 and October 2, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 1, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILC Technology, Inc. and subsidiaries as of October 1, 1994 and October 2, 1993 and the results of their operations and their cash flows for each of the three years in the period ended October 1, 1994 in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules presented on pages 20 to 22 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                      ARTHUR ANDERSEN LLP



San Jose,  California
November 3, 1994

                                                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  The Consolidated Financial Statements, notes thereto, and Report of Independent Public Accountants thereon are included in Part II, Item 8 of this Report.

                                                           Page in
         2.       Financial statement Schedules           Form 10-K/A

         Schedule V Property and Equipment                    20
                                                              __

         Schedule VI Accumulated Depreciation and
         Amortization of Property  and Equipment              21
                                                              __
         Schedule II Valuation and Qualifying
                  __
                     Accounts and Reserves                    22
                                                              __


         All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.


         3.       Exhibits

         The exhibits listed in the Index to Exhibits following the signature page of the Form 10-K are filed as part of this Report.

         The following exhibits are filed as part of this Amendment:

                                                                     Page
         Exhibit 23.1 Consent of Independent Public Accountants      29
         ______________________________________________________      __
         Exhibit 27.1 Financial Data Schedule                        30
         ____________________________________                        __
(b)      Reports on Form 8-K

         No reports on Form 8-K were  filed  during the last  quarter of fiscal
         1994.

                                SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 29, 1995                                 ILC TECHNOLOGY, INC.




                                                      s/s Ronald E. Fredianelli
                                                      Ronald E. Fredianelli
                                                      Chief Financial Officer

                        EXHIBIT 23.1
         CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report dated November 3, 1994, included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statements, File Numbers 2-90841, 2-95899, 33-6917, 33- 27001, 33-50404 and 33-89470.




                                                    ARTHUR ANDERSEN LLP




San Jose, California
June 29, 1995