Form 10-K/A
period 1994-10-01
ILC TECHNOLOGY INC
filed 1995-07-28
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K/A
                                Amendment No. 2


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

Consolidated Balance Sheets - October 1,
  1994 and October 2, 1993.                                   1-2

Consolidated Statements of Operations for the Three
  Fiscal Years Ended October 1, 1994.                         3

Consolidated Statements of Stockholders' Equity for
 the Three Fiscal Year Ended October 1, 1994.                 4

Consolidated Statements of Cash Flows for the Three
  Fiscal Years Ended October 1, 1994.                         5-6

Notes to Consolidated Financial Statement                     7-14

Form 10-K Schedules                                           15-17

Report of Independent Public Accountants                      18

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

                           ILC TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED OCTOBER 1, 1994

                                        1994        1993         1992
                                        ----        ----         ----

Cash flows from operating activities:
  Net Income                        $190,613   $4,758,671    4,950,246

  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Depreciation and amortization    1,115,236    1,033,104      982,885

  Provision for doubtful
   accounts and note                 383,902      (98,769)     128,896

  Provision for inventory obsolescence
  ____________________________________
                                   1,772,346      (22,125)     (65,039)
                                   _________      ________     ________
  Net loss on property and
   equipment sold or retired           3,839       68,687       56,734

  Amortization of deferred gain
   on sale and leaseback                   -            -     (454,087)

  Amortization and write down
   of non-compete agreements       1,442,309      491,428      211,737

  Amortization and write down
   of goodwill                     2,321,248      265,284       66,321

  Changes in assets and
   liabilities, net of acquisitions:
   (Increase) decrease in accounts
     receivable                      226,209   (1,150,930)      54,461

 Increase in inventories          (1,639,654)    (148,901)  (1,161,066)
 _______________________          ___________    _________  ___________

 (Increase) decrease in prepaid
  expenses                          (220,922)    (198,491)      28,423

 Decrease in other assets            182,694      133,572      105,421

 Increase (decrease) in accounts
  payable                            (86,511)     263,444     (400,884)

 Increase (decrease) in accrued
  liabilities                        545,369      (49,438)     520,387
                                  ----------    ----------   ---------

 Total adjustments                 6,046,065      586,865       74,189
                                   ---------    ---------    ---------

 Net cash provided by operating
  activities                       6,236,678    5,345,536    5,024,435
                                   ---------    ---------    ---------

Cash flows from investing activities:

Purchase of stock of Precision Lamp,
 Inc. plus expenses of acquisition,
 net of cash acquired                      -            -   (4,447,092)

Purchase of land and real estate  (3,012,844)  (7,600,000)           -

Deposit on land and building
 purchase                         (1,300,000)           -            -

(Increase) decrease in marketable
 securities                          438,078      475,704   (1,911,911)

Capital expenditures              (2,634,348)  (1,466,924)    (808,315)
                                 -----------  -----------  -----------
   Net cash used in investing
    activities                    (6,509,114)  (8,591,220)  (7,167,318)
                                 -----------  -----------  -----------
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

Inventories
- -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead. Inventories at October 1, 1994 and October 2, 1993, net of inventory reserves of $2,533,233 and
                                     ___________________________________________
$1,523,972, respectively, consisted of:
________________________



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

                                   Options Outstanding
                              Options      Number
                              Available      of        Price per      Aggregate
                              for Grant    Shares        Share          Value

Balance at September 28, 1991     3,624    537,150     $2.13-11.50   $2,066,580

  Additional Shares approved    200,000          -               -            -
  Granted                      (194,000)   194,000       8.75-9.00    1,704,250
  Canceled                        2,000     (2,000)     8.75-11.50      (20,250)
  Exercised                           -    (30,650)      2.13-3.75     (104,219)
                              ----------  ---------      ---------    ---------

Balance at October 3, 1992        11,624   698,500      2.13-11.50    3,646,361

  1992 Option Plan new shares
approved                         200,000         -               -            -
  Options assumed in Converter
    Power Acquisition                  -    26,027            1.09       28,369
  Granted                        (57,500)   57,500      9.00-11.50      642,500
  Canceled                         5,500    (5,500)     8.75-11.50      (56,375)
  Exercised                            -   (30,500)      2.13-3.75      (93,370)
                                --------   --------    -----------      --------

Balance at October 2, 1993       159,624   746,027      1.09-11.50    4,167,485


  Granted                        (74,000)   74,000      7.38-11.00      723,500
  Canceled                        18,000   (18,000)     3.75-11.50     (160,126)
  Exercised                            -   (82,000)      1.09-8.75     (227,420)
                                ---------  --------      ---------     ---------

Balance at October 1, 1994       103,624   720,027    $ 1.09-11.50   $4,503,439
                                 =======   =======    ============   ==========
Options exercisable at
  October 1, 1994                          503,402    $ 1.09-11.50
                                           =======    ============

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

                                                                  SCHEDULE V
                           ILC TECHNOLOGY, INC.
                          PROPERTY AND EQUIPMENT
                  FOR FISCAL YEARS 1994, 1993 AND 1992


              Balance at  Additions              Retirement           Balance at
              Beginning       From      Additions   and                 End of
              of Period   Acquisition(1)  at Cost  Sales    Transfers   Period
              ---------   -------------- -------- --------- ---------  ---------

Year ended
 October 3,1992:
Machinery and
 equipment   $8,754,674  $ 543,863     $481,640  $(144,579)  $48,875 $9,684,473
Furniture and
 fixtures       246,234     48,273       14,197         -          -    308,704
Leasehold
 improvements 2,131,824     62,067       10,652    (1,575)   184,383  2,387,351
Equipment
 under capital
 lease          211,823          -            -          -         -    211,823
Construction
 in progress    212,516    427,363      301,826          -  (233,258)   708,447
              ---------  ---------      --------  --------- --------  ----------
            $11,557,071 $1,081,566     $ 808,315  $(146,154) $     - 13,300,798
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
                             ==========   ==========   ============  ==========


                                                                SCHEDULE II
                         ILC TECHNOLOGY, INC.
           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR FISCAL YEARS 1994, 1993 AND 1992



                                    Charged
                         Balance    (Credited)  Addition   Deductions  Balance
                            at      to Cost and   from        and      at end of
                         Beginning  Expenses    Acquisition Write Off  Period

Allowance for
 Doubtful Accounts:

Year ended
 October 3, 1992          $356,171  $128,896    $10,341     $154,053  $341,355



Year ended
 October 2, 1993          $341,355  $(98,769)   $7,258      $30,716   $219,128




Year ended
 October 1, 1994          $219,128  $383,902    $    -      $270,227  $332,803


Reserve for Inventory
 obsolescence:

Year ended
 October 3, 1992         $1,870,395 $(65,039)   $330,614    $201,224  $1,934,746




Year ended
 October 2, 1993         $1,990,256 $  3,898   $      -    $414,672  $1,523,972


Year ended
 October 1, 1994         $1,523,972 $1,772,346  $       -   $763,085  $2,533,233



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

                                                           Page in
         2.       Financial statement Schedules           Form 10-K/A

         Schedule V Property and Equipment                    15

         Schedule VI Accumulated Depreciation and
         Amortization of Property  and Equipment              16

        Schedule II Valuation and Qualifying
                     Accounts and Reserves                    17


         All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.


         3.       Exhibits

         The exhibits listed in the Index to Exhibits following the signature page of the Form 10-K are filed as part of this Report.

         The following exhibits are filed as part of this Amendment:

                                                                     Page
         Exhibit 23.1 Consent of Independent Public Accountants      21
         ______________________________________________________      __
         Exhibit 27.1 Financial Data Schedule                        22

(b)      Reports 8-K

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


Dated:  July 28, 1995                                 ILC TECHNOLOGY, INC.




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




San Jose, California
July 28, 1995