Form 10-Q
period 1995-07-01
ILC TECHNOLOGY INC
filed 1995-08-11
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 1, 1995

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number            0-11360

                              ILC TECHNOLOGY, INC
             (Exact name of registrant as specified in its charter)

       California                                94-1655721
(State of other jurisdiction           (I.R.S. Employer Incorporation or
     or organization)                        Identification No.)

               399 Java Drive, Sunnyvale, California  94089
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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Shares: 4,632,811 Date: July 28, 1995

                           ILC TECHNOLOGY, INC.

                                   FORM 10-Q
                       For the Quarter Ended July 1, 1995



         INDEX                                               Page No.


Part I.     Financial Information                                 2

Item 1      Condensed Consolidated Statements of
            Operations - Quarters ended July 1, 1995
            and July 2, 1994 and nine months ended
            July 1, 1995 and July 2, 1994                         3

            Condensed Consolidated Balance Sheets -
            July 1, 1995 and October 1, 1994                      4

            Condensed Consolidated Statements of Cash
            Flows - Nine months ended July 1, 1995
            and July 2, 1994                                     5-6

            Notes to Condensed Consolidated Financial
            Statements                                            7


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           8-11

PART II     Other Information                                     12

            Signatures                                            13

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

ITEM 1.  Financial Statements

                              ILC TECHNOLOGY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                               Quarter Ended            Nine Months Ended


                            July 1,       July 2,      July 1,       July 2,
                             1995          1994         1995          1994
                            -------      --------      -------       ------
Net sales                  $ 15,277      $ 13,355     $ 41,950      $ 37,787

Costs and expenses:
  Cost of sales              10,415         8,696       28,312        26,056
  Research and development    1,163         1,030        3,383         2,843
  Marketing                     821           634        2,191         1,749
  General and administrative  1,300         1,208        3,652         3,917
  Write down and amortization
  of intangibles                 73            83          218         3,702
                            -------      --------     --------       -------
                             13,772        11,651       37,756        38,267
                            -------      --------     --------       -------

Income (loss) from
 operations                   1,505         1,704        4,194          (480)
                            --------      -------      -------       --------

Other income (expense):
   Interest, net                 65           (26)        (228)         (105)
                            -------       --------     --------      --------

Income (loss) before provision
 for income taxes             1,570         1,678        3,966          (585)

Provision for income taxes      205           535          876           535
                             -------       ------       ------        ------

Net income (loss)          $  1,365       $ 1,143      $ 3,090       $(1,120)
                           ========       =======      =======       ========



Earnings (loss) per share  $   0.28       $  0.23     $   0.65      $  (0.24)
                           ========       =======     ========      =========

Weighted average shares
  used in computation         4,825         4,869        4,759         4,664
                           ========       =======      =======       =======
















                          See accompanying note





                           ILC TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                July 1, 1995             October 1, 1994
                                ------------             ---------------
                                  (unaudited)

Assets

Current assets:
  Cash and cash equivalents       $   316                   $ 2,462
  Marketable securities                 -                       998
  Accounts receivable, net          8,746                     7,781
  Inventories:
    Raw materials                   4,780                     3,393
    Work-in-process                 2,811                     2,556
    Finished goods                  1,613                     1,243
                                  -------                   -------
      Total inventories             9,204                     7,192
                                  -------                   -------

  Deferred tax asset                2,405                     2,405
  Prepaid expenses                    136                       543
                                  -------                   -------

      Total current assets         20,807                    21,381
                                  -------                   -------

Property and equipment, net        22,429                    17,688
Deposit on land and building            -                     1,300
Covenants-not-to-compete, net       1,189                     1,407
Other assets                          740                       221
                                  -------                   -------
                                  $45,165                   $41,997
                                  =======                   =======



Liabilities and Stockholders' Equity

  Current liabilities:
    Accounts payable             $  3,769                  $  3,921
    Accrued liabilities             5,688                     5,626
    Accrued income taxes payable    2,128                     2,405
                                 --------                  --------
      Total current liabilities    11,585                    11,952
                                 --------                  --------

  Long-term liabilities:
    Long-term debt                  4,500                     4,350
    Non-compete obligation            520                       910
    Obligations under equipment
      line                          1,028                       595
    Other accruals                    315                       415
    Capital lease obligation          129                       152
                                  -------                  --------
       Total long-term liablilities 6,492                     6,422
                                  -------                  --------

  Stockholders' equity:
    Common stock                    5,867                     5,492
    Retained earnings              21,221                    18,131
                                  -------                   -------
      Total stockholders' equity   27,088                    23,623
                                  -------                   -------
                                 $ 45,165                  $ 41,997
                                 ========                  ========










                             See accompanying notes




                              ILC TECHNOLOGY, INC
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                               Nine Months Ended

                                            July 1, 1995          July 2, 1994
                                            ------------          ------------

Cash flows from operating activities -

Net income (loss)                             $ 3,090                $(1,120)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization                 1,205                    764
  Write down and amortization of non-compete
   agreements                                     218                  1,370
  Write down and amortization of goodwill           -                  2,321
  Changes in assets and liabilities from
    operations:
  Decrease (increase) in marketable securities    998                   (649)
  Decrease (increase) in accounts receivable     (965)                   980
  Decrease (increase) in inventories           (2,011)                   573
  Decrease (increase) in prepaid expenses         407                   (197)
  Decrease (increase) in other assets            (518)                   199
  Decrease in accounts payable                   (153)                  (563)
  Increase (decrease) in accrued liabilities     (619)                    84
                                               -------                -------
     Total adjustments                         (1,438)                 4,882
                                               -------                -------


     Net cash provided by operating activities  1,652                  3,762
                                               ------                 ------


Cash flows from investing activities -
   Purchase of Q-Arc building                       -                 (2,383)
   Capital expenditures                        (4,647)                (1,920)
                                               -------                -------

     Net cash used in investing activities     (4,647)                (4,303)
                                               -------                -------

Cash flows from financing activities -
  Borrowings under line of credit               6,550                      -
  Repayments under line of credit              (5,200)                     -
  Principal borrowings under equipment line     1,530                    534
  Principal payments under equipment line        (815)                  (358)
  Principal payments under term loan for
    buildings                                  (1,200)                  (750)
  Proceeds from issuance of common stock          451                    370
  Payments under non-compete agreement           (390)                  (390)
  Repurchase of common stock                      (77)                     -
                                              --------               --------


     Net cash provided by (used in)
       financing activities                       849                   (594)
                                              --------               --------


  Net decrease in cash                         (2,146)                (1,135)
  Cash at beginning of period                   2,462                  2,994
                                               -------                -------
  Cash at end of period                       $   316                $ 1,859
                                              ========               ========





                             See accompanying notes




                              ILC TECHNOLOGY, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (Continued)

                                 (In thousands)



Supplemental disclosures of cash flow information:


                                                               Nine Months Ended


                                       July 1, 1995               July 2, 1994
                                       ------------               ------------


Cash paid during the period for:


  Interest expense                       $   517                    $   245
  Income taxes                               874                      1,771








































                          See accompanying notes

                                    -6-

                              ILC TECHNOLOGY, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  July 1, 1995



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


2.    Earnings (Loss) Per Share

      Earnings per share is computed using the weighted average number of common shares and common equivalent shares (when such equivalents have a dilutive effect) outstanding during the periods using the treasury stock method. Primary and fully diluted earnings per share are substantially the same for the periods presented. Loss per share for the nine months ended July 2, 1994 is computed using the weighted average number of common shares outstanding only.


3.    Goodwill and Covenants-Not-To-Compete

      The Company assesses the realizability of its intangible assets resulting from acquisitions on a quarterly basis by comparing estimated undiscounted future cash flows to the book value of such intangibles.

      During the quarter ended April 2, 1994, the Company's Precision Lamp subsidiary experienced a significant slowdown in the release of shippable product from a major customer due to the qualification of a second source by that customer. This customer represents approximately 85% of Precision Lamp's revenue. This slowdown resulted in significantly lower sales in fiscal 1994 and is expected to result in significantly lower sales over the remaining life of the goodwill and covenant-not- to-compete generated from the purchase of Precision Lamp in June 1992. In assessing the recoverability of the above intangibles, management determined that an impairment occurred in the second quarter of fiscal 1994 and recorded a $3.4 million charge.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended July 1, 1995 Compared to Quarter Ended July 2, 1994

          Net sales increased 14.4% in the quarter ended July 1, 1995 to $15,277,000 compared to $13,355,000 in the quarter ended July 2, 1994. The increase was the result of a higher volume of units sold in the Advanced Lighting Products group (formerly the Aerospace product group) and at Converter Power, Precision Lamp and Q-Arc. In the quarter ended April 2, 1994, Precision Lamp experienced a significant shortfall in the release of shippable product from a major customer. This shortfall resulted in significantly lower sales in fiscal 1994 than previously anticipated. Even though Precision Lamp sales in the quarter ended July 1, 1995 have increased over sales in the quarter ended July 2, 1994, sales to this major customer are still expected to be lower than originally expected.

         Cost of sales as a percentage of net sales was 68.2% in the third quarter of fiscal 1995 compared to 65.1% in the same quarter last year. The percentage increase was due to lower manufacturing yields on the newly introduced backlight panel product at Precision Lamp, coupled with a lower than expected sales volume on higher margin products. Also, increased overhead expenses in the Quartz product group, in anticipation of potential increases in future sales of lamps used in the processing of semiconductor materials, contributed to the overall increase.

         Spending in the area of research and development, 7.6% of net sales in the third quarter of fiscal 1995, compared to 7.7% of net sales in the third quarter of fiscal 1994, increased $133,000. The increase occurred in the Quartz product group for the development of lamps used in the processing of semiconductor materials and in the Equipment product group for the design of new lightsources. Also contributing to the increase was additional spending at Converter Power for the design of new power supplies.

         Marketing expenses for the quarter ended July 1, 1995 were $821,000, or 5.4% of net sales, compared to $634,000, or 4.7% of net sales, in the same quarter of the prior fiscal year. The $187,000 increase in spending between the two quarters was primarily the result of more travel and trade show attendance, an increased advertising effort and the purchase of new product brochures and literature.

         General and administrative expenses, as a percentage of sales, were 8.5% in the quarter ended July 1, 1995, compared to 9.0% in the quarter ended July 2, 1994. Even though the percentage comparison between the two quarters has decreased, the spending in absolute dollars has increased $92,000 from the 1994 to the 1995 period.

         In the second quarter of fiscal 1994, Precision Lamp experienced a significant shortfall in orders from a major customer due to the qualification of a second source by that customer. This customer represents approximately 85% of Precision Lamp's revenue. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in that quarter and recorded a $3.4 million charge. The amortization of intangibles of $73,000 in the third quarter of fiscal 1995 represents the revised amortization of the remaining balance of the Precision Lamp covenant-not-to-compete plus the amortization of the Q-Arc Ltd. covenant-not-to-compete.

         Other income (expense), net, comprised of interest income and interest expense, increased $91,000 in the third quarter of fiscal 1995 from the third quarter of fiscal 1994. In the quarter ended July 1, 1995, interest income increased approximately $183,000 due to interest received from an income tax refund while interest expense increased approximately $92,000 due to the increase in the equipment line of credit for capital equipment acquisitions and borrowings under the Company's line of credit for working capital requirements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended July 1, 1995 Compared to Quarter Ended July 2, 1994 (continued)

         Income before provision for income taxes was $1,570,000 for the quarter ended July 1, 1995 compared to $1,678,000 for the quarter ended July 2, 1994. The provision for income taxes was 13% of income before provision for income taxes for the third quarter of fiscal 1995 compared to 32% of income before provision for income taxes in the same quarter last year. The quarter ended July 1, 1995 reflects an income tax refund of approximately $238,000 which reduced the overall income tax rate. The tax refun relates to taxes previusly paid on tax returns which were under review by the Internal Revenue Service and favorably settled by the Company.

         The Company believes that inflation and changing prices had no significant impact on sales or costs during the third quarter of fiscal 1995 or 1994.


Nine Months Ended July 1, 1995 Compared to Nine Months Ended July 2, 1994

         Net sales for the nine months ended July 1, 1995 increased 11.0% ($4,163,000) from the comparable period a year ago. The increase was the result of a higher volume of units sold in the Flash, Quartz and Advanced Lighting Products (formerly Aerospace) groups and at Converter Power, Q-Arc and Precision Lamp. Additionally, even though net sales at Precision Lamp, for the nine months ended April 1, 1995, have increased slightly from the prior nine month period, sales to its major customer are still expected to be lower than previously expected due to a shortfall in the release of shippable product as previously discussed.

         Cost of sales as a percentage of net sales was 67.5% and 69.0% for the nine months ended July 1, 1995 and July 2, 1994, respectively. In the second quarter of fiscal 1994, cost of sales was charged approximately $500,000 for the write off of excess inventory related to the slowdown in the release of shippable product from a major Precision Lamp customer. Without this charge, the cost of sales percentage would have been approximately the same for the two nine month periods.

         Research and development expenses, $3,383,000 or 8.1% of net sales for the nine months ended July 1, 1995, increased $540,000 from $2,843,000, or 7.5% of net sales for the nine months ended July 2, 1994. The majority of the increase occurred in the Quartz product group for the development of lamps used in the processing of semiconductor materials and at Converter Power for the design of new power supplies.

         Marketing expenses in the nine months ended July 1, 1995 were $2,191,000, or 5.2% of net sales compared to $1,749,000, or 4.6% of net sales, in the same nine month period a year ago. The $442,000 increase is primarily due to personnel additions, more travel and trade show attendance and the purchase of product brochures and literature.

         General and administrative expenses, 8.7% of net sales in the nine months ended July 1, 1995 compared to 10.4% of net sales in the nine months ended July 2, 1994, decreased $265,000. In the quarter ended April 2, 1994, a $500,000 early exit incentive accrual for various long-time ILC employees plus the write off of a doubtful $250,000 note receivable, which arose from the United Detector Technology divestiture in 1990, contributed to the increased general and administrative expenses in that quarter. This decrease between the two nine month periods was partially offset by additions to staff at Converter Power and by expenses associated with the Q-Arc move to a new manufacturing facility during the nine months ended July 1, 1995.

         Amortization of intangibles of $3,702,000, for the nine months ended July 2, 1994, represents the write down of intangibles generated from the acquisition of Precision Lamp ($3,430,000), recorded in the second quarter of fiscal 1994, plus the normal amortization ($272,000) of the covenants-not-to-compete plus the goodwill amortization arising from the acquisition of Precision Lamp and of Q-Arc Ltd,recorded in the first and third quarters of fiscal 1994.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended July 1, 1995 Compared to Nine Months Ended July 2, 1994 (continued)

In the quarter ended April 2, 1994, Precision Lamp experienced a slowdown in the release of shippable product from a major customer. Sales to this customer are now expected to be significantly lower than originally anticipated. In assessing the recoverability of the unamortized goodwill and covenant-not-to- compete generated from the acquisition, management determined that an impairment occurred in the second quarter of fiscal 1994 and recorded a $3.4 million charge. The amortization of intangibles of $218,000 in the nine months ended July 1, 1995 represents the revised amortization of the remaining balance of the Precision Lamp covenant-not- to-compete plus the amortization of the Q-Arc Ltd. covenant-not-to-compete.

         Other income (expense), net, comprised of interest income and interest expense, increased $123,000 in the first nine months of fiscal 1995 from the first nine months of fiscal 1994. Interest income, for the first nine months of fiscal 1995, increased approximately $130,000 due mainly to $239,000 of interest associated with an income tax refund. Interest expense, for the nine months ended July 1, 1995, increased approximately $253,000 from the nine months ended July 2, 1994 due to the increase in the equipment line of credit for capital equipment acquisitions and borrowings under the Company's line of credit for working capital requirements.

         The Company reported income before provision for income taxes of $3,966,000 for the nine months ended July 1, 1995. The provision for income taxes was 22% of income before provision for income taxes for the nine months ended July 1, 1995 and reflects the $238,000 income tax refund received in the third quarter of fiscal 1995. The Company reported a loss before provision for income taxes of $585,000 for the nine months ended July 2, 1994. The tax provision of $535,000, for the first nine months of fiscal 1994, reflected the expected tax rate of 32% for fiscal 1994, which excluded the non-deductible write down of intangibles as previously discussed.

         The Company believes that inflation and changing prices had no significant impact on sales or costs during the nine months ended July 1, 1995 or July 2, 1994.


Liquidity and Financial Condition

         Net cash provided by operating activities totaled $1,652,000 in the nine months ended July 1, 1995 compared to $3,762,000 in the nine months ended July 2, 1994.

         During the first nine months of fiscal 1995, the Company purchased land and a manufacturing facility in Santa Clara, California for approximately $3,200,000 (cash of approximately $1,900,000, plus a deposit made in the fourth quarter of fiscal 1994). Capital equipment acquisitions in the nine months ended July 1, 1995 were $2,747,000. Also, during the first nine months of fiscal 1995, the Company liquidated the balance of marketable securities of $998,000, increased net borrowings under an equipment line by $715,000, made principal payments of $1,200,000 under a term loan for real estate acquisitions and increased net borrowings under a working capital line of credit by $1,350,000.

         During the first nine months of fiscal 1994, the Company had capital equipment expenditures of $1,920,000, purchased a new building for its Q-Arc operations for approximately $2,400,000 and purchased $649,000 of marketable securities. The Company also made principal payments of $750,000 under a term loan for real estate acquisitions during the nine months ended July 2, 1994.

         Raw material, work in process and finished goods inventories have increased from October 1, 1994 by approximately $1,387,000, $255,000 and $370,000, respectively. The majority of the raw material increase is located at Precision Lamp and is anticipated to be consumed, over the balance of calendar 1995, in the manufacture of product for its major customer and in the

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Condition (continued)

manufacture of backlight panels. The work in process and finished goods inventory increases are spread over various Company locations and are in anticipation of product shipments in the fourth quarter of fiscal 1995 and to reduce cycle time for customer needs.

         The Company has working  capital of  $9,222,000  and a current ratio of
1.80 to 1.0 at July 1, 1995. This compares with working capital of $9,429,000 and a current ratio of 1.79 to 1.0 at October 1, 1994. As of July 1, 1995, the Company has $2,650,000 available under a $4,000,000 bank line of credit for working capital requirements with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.8% at July 1, 1995). The company also has available, at July 1, 1995, approximately $881,000 remaining on a $1,500,000 equipment facility for equipment acquisitions at the same interest rate. At July 1, 1995, the Company was in compliance with all bank covenants. These financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet the Company's anticipated financial needs at least through fiscal 1995.

PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibit is filed as part of this report:

     Exhibit 27.1   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ILC TECHNOLOGY, INC.






DATE:     August 10, 1995                            /s/ Ronald E. Fredianelli
                                                     -------------------------
                                                     Ronald E.Fredianelli
                                                     Chief Financial Officer















DATE:     August 10, 1995                            /s/ Henry C. Baumgartner
                                                     ------------------------
                                                     Henry C. Baumgartner
                                                     President