Form 10-K
period 1995-09-30
ILC TECHNOLOGY INC
filed 1995-12-27
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  SEPTEMBER 30, 1995
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from
                           to

Commission file number      0-11360

                              ILC TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)
  CALIFORNIA                                                 94-1655721
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

            399 Java Drive,           Suunyvale, California      94089
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (408) 745-7900
                          ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange on
                                             which registered
                None

Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock
                            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 18, 1995, was approximately $40,347,244. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock on December 18, 1995 was 4,691,416.

     Parts of the following documents are incorporated by reference into Part III of this Annual Report and Form 10-K: (1) Proxy Statement for registrant's 1995 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

ITEM                       DESCRIPTION                                 PAGE

         PART 1

1        Business                                                      1 -7

2        Properties                                                    7

3        Legal Proceedings                                             7

4        Submission of Matters to a Vote of Security Holders           7


         PART II

5        Market for the Registrant's Common Equity and
         Related Stockholder Matters                                   8

6        Selected Financial Data                                       9

7        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9 - 13

8        Financial Statements and Supplementary Data                   14 - 32

9        Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                           33


         PART III

10       Directors and Executive Officers of the Registrant            33

11       Executive Compensation                                        33

12       Security Ownership of Certain Beneficial Owners
         and Management                                                33

13       Certain Relationships and Related Transactions                33


         PART IV

14       Exhibits, Financial Statement Schedule, and Reports
         on Form 8-K                                                   34

         Signatures                                                    35

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ILC Technology, Inc. ("ILC" or the "Company") designs, develops, and manufactures high intensity lamps and lighting products for medical, industrial, communication, aerospace, scientific, entertainment, and military industries. ILC Technology, Inc. was incorporated under the laws of the State of California on September 15, 1967. Its principal manufacturing and executive facilities are located at 399 Java Drive, Sunnyvale, California 94089. The Company's telephone number is (408) 745-7900.

BUSINESS STRATEGY

     The Company uses a market focused business strategy. ILC targets selected high growth markets which most closely match the Company's technological expertise and manufacturing strengths. With a strong emphasis on research and development, ILC achieves and maintains a leadership position in these market segments through advanced technology, engineering design capability and attentive customer support.


PRODUCTS - FLASHLAMPS

     The flashlamp line of products was ILC's founding product line. The Company makes pulsed and direct current arc lamps that are designed to satisfy a wide variety of laser and industrial applications requiring rigorous, high-performance standards. The primary source of sales, of which approximately 80% are for the replacement market, derives from industrial uses such as materials aging (solar simulation), and laser cutting, drilling, scribing and marking. Ancillary sales are generated by the medical field where lasers are utilized in cataract surgery and other exacting procedures. Production is highly labor-intensive and requires a lengthy training period to achieve a quality product. The laser market, while somewhat predictable and a steady source of revenue for the Company, is not expected to grow dramatically. ILC anticipates that the market for flashlamps in low-energy laser pumping applications will erode as alternative technologies such as laser diode pumps become increasingly cost-effective. However, in high-powered laser applications, flashlamps remain more efficient at less than 50% of the total life cycle cost of laser diodes. Therefore, ILC continues to investigate high growth arc lamp markets outside of the laser industry. Some of these include UV sterilization and curing, machine vision and spectrofluoroscopy.

     In August 1991, ILC purchased Q-Arc Ltd., an arc lamp manufacturing company based in Cambridge, England. In the third quarter of fiscal 1994, ILC invested $2.7 million to expand Q-Arc's manufacturing capacity and using the new facility as a base, ILC has begun to broaden its sales effort for all product lines in key sales locations throughout Europe.


PRODUCTS - CERMAX(R) AND EQUIPMENT

     The Company provides short arc xenon lamps that are optically pre-aligned, encased in a very safe ceramic body bonded to a metallized sapphire window, and are capable of transmitting the full spectrum from infrared to ultra-violet wavelengths. In addition, the Company also manufactures fully- encased and open frame power supplies, lamp holders and other accessories to support the Cermax(R) product line. Products also include complete fiber-optic lightsources that are private labelled for manufacturers of medical equipment. Currently, the primary market is in fiber optic illumination for medical procedures such as endoscopy.

     The market for Cermax(R) lightsources and related equipment used in endoscopy is composed of two segments - a high-intensity or critical segment and a low-intensity or non-critical segment. Critical endoscopy applications require high-intensity Cermax(R) lightsources with specialized power supplies due to the small size of the fiberoptic lightguide. Furthermore, as these applications often use video displays, high-intensity lightsources are required for good color rendition. The low-intensity market is dominated by manufacturers of halogen lightsources. Ancillary industrial uses for Cermax(R) lightsources include illuminating areas that are difficult to inspect such as nuclear reactors or jet engines. Emerging uses include lamps for analytical instruments and video projection. The Company has also targeted new non-medical lightsource markets which include spot UV curing lightsources and Flash-Cermax(R) machine vision systems.

     For several years, ILC has conducted research and development activities focused on utilizing Cermax(R), with its brightness characteristics, as a light source for the projection of computer and television video images. Using the Cermax(R) light source and a new display technology which is based on Texas Instruments' Digital Micromirror Device ("DMD"), Rank Brimar Limited, a division of The Rank Organization Plc, demonstrated a bright, large screen, digital video projector which promises exceptional image quality.

     The video projection market, for both computer and television applications, is expected to expand as new digital projection technology enables bright, large-screen display of video in a fully lit setting with exceptional image quality. Companies such as Texas Instruments and Rank Brimar have developed this technology for applications in leisure, entertainment and business. Digital projectors are expected to gain acceptance in entertainment venues, corporate environments, conference centers, concerts, advertising and promotional events, training and education and data display.

     The factors that may adversely affect the Company's Cermax(R) business include the expected entry of competitors into the market. The Company's primary patent on the Cermax(R) lightsource expired in 1991 and the Company expects competition from established and emerging companies. Increased competition could result in price reductions, which in turn could generate lower net sales on stable unit volume. Increased competition could also result in fewer customer orders, reduced gross margins and loss of market share.


PRODUCTS - SHORT ARC LAMPS
MERCURY XENON SHORT ARC LAMPS ("STEPPER LAMPS")

     In fiscal 1995, the Company began commercial shipment of a new product, the mercury xenon short arc lamp ("stepper lamp"), which is used to expose patterns during the fabrication of semiconductor wafers. ILC is currently shipping a complete line of 1,000 watt stepper lamps, expects to begin shipping a 2,000 watt stepper lamp by the end of the first quarter of fiscal 1996 and plans to complete the full family of stepper lamps with power ratings from 1,000 to 2,500 watts. Each lamp, fully utilized, lasts for approximately 1-2 months. Accordingly, the Company expects that the product will generate a high repeat business.

     The market for stepper lamps is currently dominated by a Japanese competitor of the Company. ILC has invested heavily in ensuring the quality of its stepper lamps since end users perceive substantial risk in switching suppliers. In addition, ILC's stepper lamp does not require the end user to modify any of its maintenance procedures. The Company has worked over the last three years with major U.S. end users of stepper equipment, including IBM, Intel, Texas Instruments, Motorola and Hewlett-Packard to ensure that ILC's stepper lamps become qualified at each of its customers' plants. ILC's 1,000 watt stepper lamp has also recently been qualified by Sony and Hitachi in Japan.

MERCURY XENON SHORT ARC LAMPS ("STEPPER LAMPS")

     The Company's stepper lamps are engineered to be of equivalent quality and performance and completely interchangeable with lamps provided by other qualified suppliers. ILC has established relationships with sales representatives in Japan, Taiwan and Korea and plans to sell stepper lamps through distributors to reach a broader manufacturing market in Asia. To accommodate an increased volume of stepper lamps, ILC purchased a 20,000 square foot office and manufacturing facility in nearby Santa Clara, California in October 1994. The failure of the Company's stepper lamp to achieve market acceptance would have a material adverse effect on the Company's results of operations.


MERCURY CAPILLARY LAMPS

     Mercury capillary lamps are manufactured using technology and processes that are similar to those developed for stepper lamps. The applications for capillary lamps range from the photolithography of grid patterns on color TV screens to printed circuit boards for computers. The total market for capillary lamps is about $20 million with about 15% annual growth rate.


PRODUCTS - ADVANCED LIGHTING

     The Company develops metal halide technologies for a broad range of commercial and military applications. Advanced Lighting products include:

o DTI-The Company began new product development activities in fiscal 1994 to commercialize its aerospace and military metal halide technology. The Company has developed DTI, a series of integral low-power metal halide lamps (less than 500 watts) for commercial projection, stage and medical applications.

o DAYMAX(R) LAMPS-Daymax(R) lamps simulate stable daylight conditions. Originally developed for use in the space program, these products are now widely used throughout the entertainment business. Applications include: indoor and outdoor lighting for motion picture and television productions, high speed and special effects lighting, concert, disco and stadium lighting, theatrical lighting and lighting for projection systems. Daymax(R) lamps are also used for solar simulation in certain manufacturing processes.

o AEROSPACE PRODUCTS-ILC offers standard, modified, and customer systems covering the visible, infrared, and ultraviolet spectrum to meet each space lighting requirement. The Company's lighting systems are key elements of NASA's Space Transportation System. These systems are installed in the Space Shuttle interior and exterior, on the Manned Maneuvering Unit, on Spacelab and in several experiments carried aboard the shuttle orbiters. Other ILC systems are being designed for use on International Space Station Alpha, in future shuttle experiments and payload packages and space robotic vehicles. ILC is the only domestic manufacturer of space lighting qualified to serve NASA and other government agencies in Japan and Europe.


     ILC aerospace lighting systems feature efficiency, reliability, ruggedness, light weight and full space qualification. New systems aimed to meet unique requirements can often be developed from ILC's large selection of space-qualified designs and components, substantially reducing development costs and lead times.

o MILITARY PRODUCTS-These products include infrared lamps used by the military on tanks and aircraft to deflect offensive heat seeking missiles.

PRODUCTS - CONVERTER POWER

     ILC acquired Converter Power, Inc. (CPI) in January 1993. CPI is a leading producer of high efficiency, small form factor lamp power sources built to fit compactly into a variety of systems. The Company designs and manufactures a full family of UL and TUV-approved power supplies which can be incorporated into original equipment manufacturer (OEM) equipment. In addition, CPI maintains a business relationship with a particular OEM to design custom power supplies for equipment which services the ion implant sector of the semiconductor manufacturing industry as well as several medical markets.

     CPI also provides power supplies which have been specifically engineered for ILC's Cermax(R) and metal halide lamps. This effort has enabled CPI to design power sources which will eventually be sold into the video projection market.


PRODUCTS - PRECISION LAMP

     Precision Lamp, Inc. (PLI), purchased in June 1992, distributes over 1,500 types of miniature to microminiature industrial incandescent lamps, and manufactures the world's only surface-mount lamp small enough to be automatically inserted onto a printed circuit board. These lamps can be used in pagers, watches, camera lenses and many other customized miniature lighting circumstances. Production of the surface-mount lamp and backlight panel are semi-automated.

     The Company has invested in a liquid crystal display (LCD) backlight panel incorporating the technology of the surface-mount lamp. It is an innovative product in that it distributes light uniformly across a panel whereas direct backlighting or light emitting diodes can result in burn spots or uneven scattering of light. Furthermore, management believes the newly introduced backlight panel is an easier and less expensive component to use than electro-luminescent panels which require drive circuitry. This panel is the first backlight available for small displays. The LCD backlight panel is used in pagers, phones, two-way radios, games, toys, calculators and cameras. ILC received its first order at the end of fiscal 1993 for the backlight panel from an OEM making TV remote controls. Due to the wide range of consumer-driven applications, this product should enable ILC to broaden its customer base. Currently, Precision Lamp is working with major LCD fabricators in Japan, Korea, Taiwan, Singapore and Europe, all of whom are extremely interested in utilizing this component in their products. The failure of the backlight panel to achieve market acceptance would have a material adverse effect on the Company's results of operations.


MARKETING AND SALES

     ILC sells its products through a direct sales force to OEMs and sells to end users through sales representatives and distributors. In situations where the Company is entering an existing market, such as the stepper lamp market, ILC works directly with end users in qualifying the lamps utilizing indirect distribution channels. In addition, ILC maintains a team of ten people to provide sales and customer service support to its customer base and network of foreign and domestic distributors.

     A European sales office located at the facilities of Q-Arc in Cambridge, England, sells and markets the complete line of lamp and equipment products and provides local support for European customers. With the formation of a joint venture in Japan, ILC has broadened its sales reach to Asia and established a local presence for its Asian customers. Sales activities of the Company' subsidiaries, Q-Arc, CPI and PLI, operate independently with overall coordination handled by ILC corporate in Sunnyvale.

     For fiscal 1995, approximately 34.8% of the Company's net sales represented international sales, primarily in the Pacific Rim and Europe. Information regarding the Company's export sales and major customers is incorporated herein by reference to Note 3 of Notes to Consolidated Financial Statements.


BACKLOG

     As of September 30, 1995, ILC's backlog of unfilled orders was approximately $33,767,000 as compared to approximately $27,730,000 at October 1, 1994. The Company includes in its backlog only orders which have been released by the customer for shipment within the next 12 months. Due to the possibility of customer changes in delivery schedules or cancellations of orders, backlog as of any particular date may not be representative of actual sales for any succeeding period.


MANUFACTURING

     ILC's lamp groups have built substantial expertise in the fields of sealing technology (ceramic-to- metal, quartz-to-metal, vacuum sealing), materials research, plasma physics, electrical engineering, optoelectronics, and electrode technology. With PLI, ILC obtained unique semi-automated manufacturing capabilities required for high-volume, low-cost manufacturing. With CPI, ILC obtained the essential power supply expertise necessary for providing OEMs with integrated solutions. The manufacturing of most of the Company's lamp and power supply products is labor and capital intensive, and accordingly, the labor force is highly skilled and experienced with specialty equipment. The combination of ILC's technical and manufacturing expertise enables ILC to dominate its selected market niches for specialty lighting.

     ILC designs, develops, and manufactures a majority of its products in two facilities totalling 97,000 square feet. These adjoining buildings include lamp development laboratories, separate manufacturing facilities for xenon and krypton arc lamps, Cermax(R) lamps, Daymax(R) metal halide lamps, mercury short arc ("stepper") lamps, mercury capillary lamps, Cermax(R) equipment and Aerospace products. The Company also purchased, in October 1994, a facility in Santa Clara, California totalling approximately 20,000 square feet to accommodate stepper lamp manufacturing.

     The need for more production capacity for the subsidiaries of ILC prompted expansion of existing manufacturing facilities. Q-Arc Ltd purchased a new facility of approximately 36,000 square feet in June 1994 and occupied the new facility in early fiscal 1995. Q-Arc currently occupies approximately 25,000 of the 36,000 square feet and is seeking a tenant to occupy the balance of the space. The 10,000 square foot facility which Q-Arc previously occupied was sublet to a third party. Converter Power, in late fiscal 1995, signed a lease for a 32,000 square foot facility to satisfy the growing production requirements of laser power supplies. CPI had previously occupied a 15,000 square foot facility and is currently seeking a tenant to sublet the property which has one year left on the lease. Precision Lamp occupies a 24,000 square foot facility in Cotati, California for the automated manufacture of surface mounted miniature incandescent lamps and LCD backlight panels. Precision Lamp moved into this facility in fiscal 1993.

     PLI received ISO9001 certification in fiscal 1994 and Q-Arc received ISO9002 certification in fiscal 1995. ILC Sunnyvale has been recommended for ISO9001 certification and management excepts CPI to be certified by late 1996. ISO9001 certification ensures customers that ILC has a quality system that will result in continuous product quality improvement. It is a recognition of a commitment to quality throughout all sections of the organization.

PATENTS AND TRADEMARKS

     The Company holds approximately 42 patents related to the key features of several of its products and several applications are pending. While these patents tend to enhance the Company's competitive position, management believes that the Company's success depends primarily upon its proprietary technological, engineering, production and marketing skills and the high quality of its products. The names of two of the Company's products, Cermax(R) and Daymax(R) are registered as trademarks in the United States Patent and Trademark Office and in many other countries in which the Company's products are sold.

     The Company's patents expire at various dates between 1996 and 2012. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Competitors of the Company also may be able to design around the Company's patents.


COMPETITION

     ILC competes on the basis of product performance, applications engineering, customer service, reputation and price. The Company competes in many markets in which technology develops and improves rapidly, stimulating ILC to enhance the capability of its products and technologies. Competitors consist of both large and small companies located in the United States, Japan and Europe. They include EG&G Inc., Osram, Philips, Ushio, ORC Japan, Koto, Wolfram and GE. In many market sequents, the competition has established the bench mark for product acceptance at a very high level, causing ILC to continuously improve all phases of its processes for customer satisfaction. The Company believes that by exploiting segmented market areas in which ILC has technological, manufacturing and marketing strengths, ILC can compete effectively. At the same time, by focusing its product development and acquisition activities in these areas, the Company can defend its strengths and maintain its leadership in selected markets.


ENGINEERING AND RESEARCH

     ILC's engineering, research, and development efforts consist of three main activities. The first area of activity is extensive application engineering in response to customer requirements. These activities result in customer specific products and modifications to existing products to satisfy the needs of the customers. The second area is that of joint engineering and development work made in connection with customer production contracts. The third area includes those projects funded by the Company to develop new products and technologies.
In 1995, the Company spent $4,497,000 for Company funded research and development efforts. This is compared to $3,998,000 and $2,767,000 spent in fiscal years 1994 and 1993, respectively. The Company's engineering and research personnel are engineers and scientists, all of whom have technical degrees.

     In fiscal 1995, a Corporate Technology Business Unit was formed to provide ILC Sunnyvale with a focused research capability. This core competency will be directed and managed to service generic challenges. This newly formed group will also act as a focus of business opportunities that do not naturally fall within the strategic plans of an existing product line. Initially, this group will direct its efforts toward answering some basic questions regarding electrodes, envelopes and material related processes.

EMPLOYEES

     As of September 30, 1995, the Company had 584 full-time employees, comprised of 53 in research and engineering, 21 in marketing and sales, 466 in manufacturing and 44 in general and administrative positions. ILC believes that its future success depends upon its continued ability to recruit and maintain highly skilled employees in all disciplines. Although competition for qualified personnel is strong, ILC has been successful in attracting and retaining skilled employees. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

     The Company owns and leases an aggregate of approximately 153,000 and 56,000 square feet, respectively, of office and manufacturing space in six separate buildings in Sunnyvale, Santa Clara and Cotati, California; Beverly, Massachusetts; and Cambridge, England. In Sunnyvale, the Company owns 97,000 square feet in two adjacent buildings. These buildings were constructed by the Company in 1977 and 1979, sold in 1982 and leased back from the new owners, and re-purchased from the landlord in August 1993. The Company leases to one tenant approximately 5,000 square feet of its space in Sunnyvale under a lease which expires in March 1996. In early October 1994, the Company purchased 20,000 square feet of office and manufacturing space in Santa Clara, California. In June 1994, the Company purchased 36,000 square feet of office and manufacturing space in Cambridge, England. Q-Arc currently occupies approximately 25,000 square feet and is currently seeking a tenant to lease the balance of the space. Q-Arc previously leased a 10,000 square foot facility, which has been sublet to a third party. Precision Lamp moved into a new facility in July 1993. The lease for the 24,000 square feet of office and manufacturing space, located in Cotati, California, expires in 2003. Finally, Converter Power, in late fiscal 1995, entered into a lease to occupy approximately 32,000 square feet of office and manufacturing space in Beverly, Massachusetts. This lease expires in September 2000. Converter Power will begin to move into the new facility in the first quarter of fiscal 1996. CPI previously occupied a 15,000 square foot facility in Ipswich, Massachusetts, under a lease that expires in December 1996. The Company is currently seeking a tenant to sublet the property. For a discussion of the Company's lease commitments, see Note 8 of the Notes to Consolidated Financial Statements appearing elsewhere herein.


ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1995.

                                     PART II




ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



     ILC's common stock is traded in the Nasdaq National Market (symbol ILCT). The high and low closing sales prices for the common stock on the Nasdaq National Market, are set forth below for the quarters as indicated:





     FISCAL 1995               HIGH                   LOW

     1st Quarter               10 3/8                 7 1/2
     2nd Quarter               10 3/4                 8
     3rd Quarter               11 1/8                 8 3/4
     4th Quarter               11 1/4                 9






     FISCAL 1994                HIGH                  LOW

     1st Quarter               11 3/4                 10
     2nd Quarter               11 1/2                 8 1/2
     3rd Quarter               9                      6 5/8
     4th Quarter               9  5/8                 7 1/4








     There were approximately 2,000 institutional and individual stockholders as of December 18, 1995. The closing sales price of the common stock on December 18, 1995 as reported by Nasdaq was $9.38. The Company intends to retain earnings for use in its business and does not expect to pay cash dividends in the foreseeable future. The Company's credit agreement with Union Bank provides that the Company shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the bank's prior written consent.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial data of the Company should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                       FISCAL YEAR ENDED
                              (in thousands except per share data


                           1995      1994       1993       1992        1991
                           ----      ----       ----       ----        ----

Net sales                $58,429    $52,022    $51,997    $40,885     $40,208

Net income               $ 4,538    $   191    $ 4,759    $ 4,950     $ 4,524

Net income per share     $   .95    $   .04    $   .96    $  1.00     $   .98

Weighted average
  shares outstanding       4,765      4,825      4,980      4,956       4,595

Working capital          $11,066    $ 9,428    $11,786    $10,263     $ 9,358

Total assets             $47,185    $41,997    $40,440    $29,107     $20,854

Total long-term
  debt                  $  6,592    $ 6,421    $ 5,805    $ 2,193     $   332

Total stockholders'
  equity                 $28,802    $23,624    $24,565    $19,578     $14,345




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     During fiscal 1995, 1994 and 1993, the Company derived approximately 34%, 44% and 45%, respectively, of its net sales from the medical market. During fiscal 1995, 1994 and 1993, the Company's sales in the industrial market accounted for 40%, 44% and 38%, respectively, of net sales. In each of the fiscal years 1995, 1994 and 1993, the Company's sales in the aerospace market accounted for 7% of net sales. Products sold in the medical market are incorporated into products sold into the health-care and health-care related industries. These industries have recently been subject to significant fluctuations in demand which in turn have affected the demand for components used in these products. The Company expects sales to the medical market to continue to decrease as a percentage of net sales for the foreseeable future. Aerospace sales have remained relatively constant over the last two fiscal years. Due to the continuing slowdown in military and defense spending, the Company does not expect aerospace sales to grow significantly from fiscal 1995 and 1994 levels. To compensate for this slowdown, the Company began new product development activities in fiscal 1995 and 1994 for commercial applications for metal halide lamps used for projection and information display.


FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales for fiscal 1995 were $58,429,000, an increase of 12.3% over fiscal 1994 net sales of $52,022,000. The $6,407,000 increase was primarily attributable to a $4 million sales increase at Converter Power and a $1 million sales increase at both Precision Lamp and Q-Arc. Although total net sales at ILC Technology remained unchanged between the two fiscal years, Cermax and related equipment sales decreased approximately $2.4 million, due to a softness in the medical market as discussed above. Flash and Quartz lamp sales increased $1 million and Advanced Lighting sales increased $1.4 million. In the second quarter of fiscal 1994, Precision Lamp experienced a significant shortfall in orders from a major customer. Due to this slowdown, sales to this customer are expected to be significantly lower than previously anticipated. (See Note 11 of Notes to Consolidated Financial Statements). During fiscal 1995, sales to this major customer were slightly above the fiscal 1994 sales level. The $1 million Precision Lamp revenue increase discussed above was primarily the result of new product sales.

     Cost of sales as a percentage of net sales was 67.1% for fiscal 1995 compared to 67.8% for fiscal 1994. The fiscal 1994 percentage was negatively impacted due to the write off of approximately $500,000 of excess Precision Lamp inventory relating to the slowdown in the release of shippable product from a major customer as discussed above. The ratio of the inventory reserve to year end inventory in fiscal years 1995, 1994 and 1993 was 18.0%, 20.9% and 17.5%, respectively. The fiscal year 1994 ratio excludes the above mentioned $500,000 reserve addition.

     Research and development expenses, 7.7% of net sales in both fiscal 1995 and 1994, increased $499,000 between the two fiscal years. The majority of the increase was concentrated in the Quartz stepper lamp product.

     Marketing expenses, 5.1% of net sales in fiscal 1995 compared to 4.4% of net sales in fiscal 1994, increased $705,000. The increase between the two fiscal years was primarily due to the addition of personnel, more travel and trade show attendance and additional commission expense on an increased sales volume.

     As a percentage of sales, general and administrative expenses were 8.7% in fiscal 1995 and 10.0% in fiscal 1994. The $139,000 decrease was due to the accrual in the second quarter of fiscal 1994 for early exit incentives for various long time ILC employees ($500,000) and the write off of a note receivable, doubtful of collection ($250,000). This decrease was partially offset by expenses incurred by Q-Arc in its move to a larger manufacturing facility and by personnel additions and other expenses at Converter Power, totalling approximately $600,000, in fiscal 1995.

     Amortization of intangibles of $290,000 in fiscal 1995 represents the amortization of covenants-not-to-compete arising from the acquisitions of Precision Lamp in 1992 and Q-Arc in 1991. The amortization of intangibles of $3,765,000 in fiscal 1994 includes a $3,400,000 write down of intangibles generated from the acquisition of Precision Lamp. As discussed below, Precision Lamp experienced a significant shortfall in orders from a major customer in the second quarter of fiscal 1994. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred and recorded a $3.4 million charge.

     Interest income was $313,000 in fiscal 1995, which amount included approximately $235,000 of interest income from an income tax refund in the third quarter of fiscal 1995. Interest income in fiscal 1994 was $200,000. Interest expense, $696,000 in fiscal 1995 as compared to $339,000 in fiscal 1994, increased $357,000 between the two fiscal years. The increase was due to additional borrowings on the Company's line of credit and equipment purchases.

     The Company reported income from operations before provision for income taxes of $5,978,000 in fiscal 1995 compared to $1,343,000 in fiscal 1994. The fiscal 1995 provision for income taxes, exclusive of an income tax refund of $238,000 in the third quarter of fiscal 1995, was 28% of pretax income before provision for income taxes. This compares with a fiscal 1994 provision for income taxes of approximately 31% of pretax income before provision for income taxes, which provision is exclusive of the effect related to the non-deductible portion of the write down of intangibles discussed above.

     The Company believes that inflation and changing prices had no significant impact on sales or costs during fiscal 1995 and 1994.


FISCAL 1994 COMPARED TO FISCAL 1993

     Net sales remained relatively constant at $52,022,000 and $51,997,000 in fiscal 1994 and 1993, respectively. Although the total net sales were unchanged, Cermax(R) and related equipment sales decreased approximately $2 million, Flash and Quartz lamp sales increased approximately $1 million and Converter Power sales increased approximately $3 million between the two fiscal years. Additionally, in the second quarter of fiscal 1994, Precision Lamp experienced a significant shortfall in orders from a major customer. This slowdown resulted in lower sales of approximately $2 million in fiscal 1994 as compared to fiscal 1993. Sales to this customer are now expected to be significantly lower than previously anticipated. (See Note 11 of Notes to Consolidated Financial Statements.)

     Cost of sales as a percentage of net sales was 67.8% for fiscal 1994 compared to 67.0% for fiscal 1993. The percentage increase was primarily due to the write off of approximately $500,000 related to excess Precision Lamp inventory caused by a slowdown in the release of shippable product from a major customer discussed above. The ratio of the inventory reserve to year end inventory in fiscal 1994, 1993 and 1992 was 20.9%, 17.5% and 22.8%, respectively. The fiscal 1994 ratio excludes the above mentioned $500,000 reserve addition.

     Spending in the area of research and development, 7.7% of net sales in fiscal 1994, compared to 5.3% of net sales in fiscal 1993, increased $1,231,000 between the two fiscal years. The increase occurred in Cermax(R) for the development of lamps for video projection, in Quartz lamps for the development of the stepper lamp and in Advanced Lighting for the design and development of lamps used for entertainment applications. Also contributing to the increase was spending at Precision Lamp for the development of panels to light the entire rear of a liquid crystal display and spending at Converter Power for the design of new power supplies.

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

     General and administrative expenses, as a percentage of net sales, were 10.0% in fiscal 1994 compared to 7.6% in fiscal 1993. The $1,282,000 increase between the two periods was due to a combination of the accrual for early exit incentives for various long-time ILC employees, the write off of a note receivable, doubtful of collection, which arose from the United Detector Technology divestiture in 1990 and increases to general and administrative expenses at Converter Power and Q- Arc. This increase was partially offset by the suspension of contributions to the ILC profit sharing plan for the first six months of fiscal 1994.

     Amortization of intangibles of $3,765,000 in fiscal 1994 includes a $3,400,000 write down of intangibles generated from the acquisition of Precision Lamp in June 1992. As discussed above, Precision Lamp experienced a significant shortfall in orders from a major customer in the second quarter of fiscal 1994. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in that quarter. Total sales and earnings of Precision Lamp for the period March 1994 to March 2002 as projected at the time of the intangible impairment calculation were approximately 50% and 70% lower than sales and earnings estimates, respectively, at the time of the Precision Lamp acquisition. These projections represent management's best estimate for future results for that subsidiary. Precision Lamp is actively seeking to solicit other customers and alter its products to meet their specifications for the surface mounted miniature incandescent lamp. However, because of the major customer's dominance of its market, and because other manufacturers are numerous and small volume, the Company believes that Precision Lamp will be unable to secure new customers to make up for the significant shortfall in orders. Accordingly, a $3.4 million charge was recorded to write down the intangibles to net realizable value. The writedown was determined based on the currently projected un-discounted cash flows of Precision Lamp from March 1994 to March 2002, which projected aggregate cash flows of approximately $900,000 over that period which was based on projected net income which averaged 9% higher than the net income projection for fiscal 1994 (with no loss years included in the projection), compared with the carrying value of the Company's investment in Precision Lamp, including goodwill, at the date of the writedown. At October 1, 1994, there were net assets associated with the Precision Lamp acquisition of approximately $2,270,000, or approximately 5% of total assets, for which recoverability is primarily dependent upon sales to the major customer discussed above. The amortization of intangibles of $757,000 in fiscal 1993 represents the amortization of covenants-not-to- compete plus the amortization of goodwill both arising from the acquisitions of Precision Lamp in 1992 and Q-Arc in 1991.

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


LIQUIDITY AND FINANCIAL POSITION

     Cash and cash equivalents decreased to $1,509,000 in fiscal 1995 from $2,462,000 in fiscal 1994. Cash provided from operations amounted to $3,449,000 in fiscal 1995, a decrease of $3,226,000 from $6,675,000 in fiscal 1994. This decrease occurred primarily due to an increase in accounts receivable of $2,767,000 and an increase in inventories of $2,304,000. During fiscal 1995, the Company used cash of $1,745,000 to purchase land and a new manufacturing facility in Santa Clara, California and made capital equipment acquisitions of $3,419,000. In fiscal 1995, the Company increased its net borrowings under its line of credit by $2,000,000, increased its net borrowings under an equipment line by $670,000 and paid down a term loan by $1,578,000. In fiscal 1994, the Company used cash of $2,701,000 to purchase a new office and manufacturing facility in Cambridge, England, deposited $1,300,000 for the purchase of land and a manufacturing facility in Santa Clara, California and paid $312,000 for land in Cotati, California. Capital equipment acquisitions in fiscal 1994 amounted to $2,634,000. In fiscal 1994, the Company increased its net borrowings under a term loan for real estate acquisitions by $800,000 and increased the net borrowings under an equipment line by $591,000. In addition, in fiscal 1994, the Company also repurchased, on the open market, 204,000 shares of its common stock for $1,556,000. In fiscal 1993, the Company used cash of $7,600,000 to purchase its manufacturing facilities and corporate offices in Sunnyvale, California. Also in fiscal 1993, the Company used cash of $1,467,000 for capital equipment acquisitions and borrowed $5,000,000 under a term loan to finance the purchase of the above mentioned facilities in Sunnyvale, California.

     The Company has working capital of $11,066,000 and a current ratio of 1.94 to 1.0 at September 30, 1995. This compares with working capital of $9,428,000 and a current ratio of 1.79 to 1.0 at October 1, 1994. As of September 30, 1995, the Company has $2,000,000 unused on a $4,000,000 bank line of credit with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.8% at September 30, 1995). The Company also has available approximately $690,000 remaining on a $1,500,000 equipment credit facility at the above interest rate. This credit facility can be increased to accomodate the capital equipment needs of the Company. In fiscal 1996, ILC anticipates making capital expenditures of approximately $3 million. These financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet the Company's working capital needs, capital equipment requirements and debt service obligations at least through fiscal 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is not required to adopt the provisions of this statement until its fiscal year 1996. The provisions of this statement must be made on a prospective basis. The Company plans to adopt the disclosure provisions of this statement in 1996, and theefore the effect on its financial position and results of operations, upon adoption, will not be significant.


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt the provision of this statement in fiscal 1996 and believes the effect on its financial position and result of operations, upon adoption, will not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



  TABLE OF CONTENTS                                               PAGE



Consolidated Balance Sheets - September 30,
  1995 and October 1, 1994                                       15 - 16

Consolidated Statements of Operations for the Three
  Fiscal Years Ended September 30, 1995                          17

Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended September 30, 1995            18

Consolidated Statements of Cash Flows for the Three
  Fiscal Years Ended September 30, 1995                          19 - 20

Notes to Consolidated Financial Statements                       21 - 30

Form 10-K Schedule                                               31

Report of Independent Public Accountants                         32




                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1995 AND OCTOBER 1, 1994




                                     ASSETS




                                            1995                  1994
                                            ----                  ----

Current assets:

 Cash and cash equivalents              $  1,508,971           $ 2,461,549

 Marketable securities                             -               998,129

 Accounts receivable, less allowance for
   for doubtful accounts of $409,950
   and $332,803, respectively               9,834,704             6,956,981



 Receivable from long-term contracts          610,122               824,007

 Inventories                                9,289,207             7,192,197

 Deferred tax asset                         1,454,000             2,405,000

 Prepaid expenses                             159,180               542,801
                                          -----------           -----------

        Total current assets               22,856,184            21,380,664
                                           ----------            ----------


Property and equipment, net                22,441,755            17,688,277

Deposit on land and building purchase               -             1,300,000

Covenants-not-to-compete, net of
 accumulated amortization and
 writedown of $2,435,354 and
 $2,145,473, respectively                   1,116,811             1,406,692

Other assets                                  770,186               221,789
                                         ------------         -------------

                                          $47,184,936           $41,997,422
                                          ===========           ===========

















   The accompanying notes are an integral part of these financial statements.





                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1995 AND OCTOBER 1, 1994



                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                 1995             1994
                                                 ----             ----

Current liabilities:

 Accounts payable ......................    $ 4,080,000       $ 3,921,112
 Accrued payroll and related items .....      1,753,303         1,765,605
 Other accrued liabilities .............      1,112,326         1,144,184
 Current portion of non-compete obligation .    520,000           520,000
 Current portion of long-term debt .....      2,455,500         2,196,494
 Accrued income taxes payable ..........      1,869,494         2,405,000
                                            -----------       -----------

     Total current liabilities .........     11,790,623        11,952,395
                                            -----------       -----------

Long-term liabilities, net of current portion:

  Long-term debt ......................       5,898,040         5,096,494
   Non-compete obligation .............         390,000           910,000
   Other accruals .....................         304,074           414,844
                                            -----------       -----------

     Total long-term liabilities ......       6,592,114         6,421,338
                                            -----------       -----------

Commitments and contingencies (Note 7)

Stockholders' equity:

  Common stock, no par value;
  10,000,000 shares authorized;
  4,683,174 shares and 4,522,951
  shares outstanding, respectively .....      6,132,914         5,492,338

  Retained earnings ....................     22,669,285        18,131,351
                                            -----------       -----------

     Total stockholders' equity ........     28,802,199        23,623,689
                                            -----------       -----------

                                            $47,184,936       $41,997,422
                                            ===========       ===========















   The accompanying notes are an integral part of these financial statements.









                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1995







                                     1995           1994            1993
                                  -----------   ------------    ------------

Net sales ....................    $58,429,214   $ 52,022,328    $ 51,996,509

Costs and expenses:
  Cost of sales ...............    39,226,370     35,287,928      34,818,944
  Research and development ....     4,497,013      3,998,136       2,767,448
  Sales and marketing .........     2,976,326      2,271,099       2,641,810
  General and administrative ..     5,079,500      5,218,701       3,936,940
  Amortization and writedown
   of intangibles .............       289,881      3,764,678         756,712
                                  -----------   ------------    ------------
                                   52,069,090     50,540,542      44,921,854
                                  -----------   ------------    ------------

Income from operations ........     6,360,124      1,481,786       7,074,655
                                  -----------   ------------    ------------


Other (income) expense:
  Interest, net ...............       382,190        139,173        (113,598)
  Rental operations, net ......             -              -          77,582
                                   ----------    -----------     ------------
                                      382,190        139,173         (36,016)
                                   ----------    -----------     ------------

Income before provision
 for income taxes .............     5,977,934      1,342,613       7,110,671

Provision for income taxes ....     1,440,000      1,152,000       2,352,000
                                  -----------   ------------    ------------

Net income ....................   $ 4,537,934   $    190,613    $  4,758,671
                                  ===========   ============    ============



Net income per share ..........   $      0.95   $       0.04    $       0.96
                                  ===========   ============    ============


Weighted average shares
 outstanding used to compute
 net income per share .........     4,764,989      4,825,009       4,979,529
                                  ===========   ============    ============



















   The accompanying notes are an integral part of these financial statements.







                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1995






                                            Common
                                 Common     Stock      Retained
                                 Shares     Amount     Earnings        Total


Balance at October 3, 1992 ....4,574,695  $6,396,232  $13,182,067   $19,578,299

  Net income .................         -           -    4,758,671     4,758,671

  Issuance of common stock
   under stock purchase plan ..   14,281     134,283            -       134,283

  Exercise of stock options ...   30,500      93,313            -        93,313
                                --------     -------     ---------   ----------




Balance at October 2, 1993 ....4,619,476   6,623,828    17,940,738   24,564,566

  Net income ..................        -           -       190,613      190,613

  Issuance of common stock
    under stock purchase
    plan ......................   25,475     196,590             -      196,590

  Exercise of stock options ...   82,000     227,420             -      227,420

  Repurchase of common stock .. (204,000) (1,555,500)            -   (1,555,500)
                                --------- -----------     --------   -----------


Balance at October 1, 1994 ....4,522,951   5,492,338    18,131,351   23,623,689

  Net income ..................        -           -     4,537,934    4,537,934

  Issuance of common stock
    under stock purchase plan ..  37,973     266,575             -      266,575

  Exercise of stock options .... 132,250     450,751             -      450,751

  Repurchase of common stock ... (10,000)    (76,750)            -      (76,750)
                               ---------     --------   ----------  ------------

Balance at September 30, 1995 .4,683,174  $6,132,914   $22,669,285  $28,802,199
                              ==========  ==========   ===========  ===========









   The accompanying notes are an integral part of these financial statements.





                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1995






                                           1995        1994           1993
                                           ----        -----          -----

Cash flows from operating activities:

  Net Income ........................ $ 4,537,934   $  190,613      $4,758,671

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:

    Depreciation and amortization ...   1,684,122    1,115,236       1,033,104

    Provision for doubtful accounts
      and note.......................     103,251      383,902         (98,769)

    Provision for inventory
     obsolescence ...................     206,859    1,772,346         (22,125)

    Net loss on property and
     equipment sold or retired.......      26,367        3,839          68,687

    Amortization and write down
     of non-compete agreements ......     289,881    1,442,309         491,428

    Amortization and write down
     of goodwill.....................           -    2,321,248         265,284

    Changes in assets and liabilities:
      Decrease in marketable
       securities ...................     998,129      438,078         475,704

      (Increase) decrease in
       accounts receivable........... (2,767,089)       226,209     (1,150,930)

      Increase in inventories ....... (2,303,869)    (1,639,654)      (148,901)

      Decrease in deferred tax
       asset ........................    951,000              -              -

      (Increase) decrease in
       prepaid expenses..............    383,621       (220,922)      (198,491)

      (Increase) decrease in
       other assets .................    (98,397)       182,694        133,572

      Increase (decrease) in
       accounts payable..............    158,888        (86,511)       263,444

      Increase (decrease) in
       accrued liabilities...........   (722,015)       545,369        (49,438)
                                      -----------    ----------      ----------

          Total adjustments ......... (1,089,252)     6,484,143      1,062,569
                                      -----------     ---------      ---------

         Net cash provided by
          operating activities.......  3,448,682      6,674,756      5,821,240
                                     -----------    -----------    -----------

Cash flows from investing activities:

  Purchase of land and real estate ...(3,045,412)    (3,012,844)    (7,600,000)

  (Increase) decrease in deposit
   on land and building purchase...... 1,300,000     (1,300,000)             -

  Investment in joint venture ........  (450,000)             -              -

  Capital expenditures ...............(3,418,555)    (2,634,348)    (1,466,924)
                                     -----------   ------------    ------------

         Net cash used in
          investing activities....... (5,613,967)    (6,947,192)    (9,066,924)
                                     -----------    -----------     -----------







   The accompanying notes are an integral part of these financial statements.





                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1995

                                   (CONTINUED)




                                     1995           1994            1993
                                     ----           ----            ----

Cash flows from financing activities:

  Principal borrowings under
  line of credit................ $8,450,000      $       -       $       -

  Principal repayments under
   line of credit............... (6,450,000)             -               -

  New borrowings under
   equipment line ..............  1,720,089      1,090,702          717,336

  Principal repayments under
   equipment line............... (1,049,958)      (499,225)        (453,940)

  Principal borrowings under
   term loan ...................           -     1,333,333        5,000,000

  Principal repayments under
   term loan ...................  (1,578,000)     (533,333)               -

  Payments under non-compete
   agreement ...................    (520,000)     (520,000)        (520,000)

  Proceeds from issuance of
   common stock ................     717,326       424,010          227,596

  Repurchase of common stock ...     (76,750)   (1,555,500)               -
                                  -----------   -----------     -----------

    Net cash provided by
    (used in) financing
     activities.................   1,212,707      (260,013)       4,970,992
                                 -----------    ----------      -----------

    Net increase (decrease)
     in cash and cash
     equivalents................    (952,578)     (532,449)       1,725,308


Cash and cash equivalents at
 beginning of year..............   2,461,549     2,993,998        1,268,690
                                 -----------   -----------      -----------

Cash and cash equivalents at
 end of year ...................  $1,508,971    $2,461,549       $2,993,998
                                  ==========    ==========       ==========







Supplemental disclosures of cash flow information:

                                       1995           1994            1993
                                       ----           ----            ----


Cash paid during the year for:
  Interest expense ...........       $695,541       $338,751        $77,925
  Income taxes ...............        909,000      2,500,539      2,213,100





Supplemental disclosures of noncash investing and financing activities:

     A capital lease obligation of $174,268 was incurred in fiscal 1994 when the Company entered into a capital lease for new computer equipment.




   The accompanying notes are an integral part of these financial statements.

                                       20

                              ILC TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995



1.  THE COMPANY

     ILC Technology, Inc. (the "Company") was incorporated on September 15, 1967. The Company designs, develops and manufactures high intensity lamps and lighting products for medical, industrial, communication, aerospace, scientific, entertainment and military industries. The Company develops and manufactures the majority of its products at its headquarter facilities in California and the remainder at its subsidiary facilities in Massachusetts, the United Kingdom and another location in California.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The financial statements include the accounts of ILC Technology, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The Company's fiscal year end is the Saturday closest to September 30.


USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

     For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of issue to be cash equivalents.


MARKETABLE SECURITIES

     Effective October 3, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities". The adoption of this statement did not materially impact the Company's results from operations or financial position. Marketable securities at October 1, 1994 were being accounted for as trading securities and were therefore valued at fair market value in the accompanying balance sheet. The change in the net unrealized holding loss, which was included in fiscal 1994 income, was approximately $80,000 during fiscal 1994. During fiscal 1995, all marketable securities were liquidated.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead. Inventories at September 30, 1995 and October 1, 1994, net of inventory reserves of $2,042,813 and $2,533,233, respectively, consisted of:

                                      1995                      1994
                                      ----                      ----

Raw materials .................... $4,846,508               $ 3,393,249
Work-in-process...................  2,609,006                 2,556,006
Finished goods ...................  1,833,693                 1,242,942
                                   ----------               -----------
Total inventories................. $9,289,207               $ 7,192,197
                                   ==========               ===========


DEVELOPMENTAL AND MANUFACTURING CONTRACTS

     The Company contracts with the U.S. Government and other customers for the development and manufacturing of various products under both cost-plus-fixed-fee and fixed-price contracts. Revenues are recognized under these contracts using the percentage of completion method, whereby revenues are reported in the proportion that costs incurred bear to the total estimated costs for each contract. Periodic reviews of estimated total costs during the performance of such contracts may result in revisions of contract estimates in subsequent periods. Any loss contracts are reserved at the time such losses are determined. Revenues from these contracts were less than 10% of net revenues during 1995, 1994 and 1993.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization on property and equipment are provided on a straight-line basis over estimated useful lives of 3 to 31.5 years, except for leasehold improvements which are amortized over the terms of the leases.

NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of common shares and common equivalent shares (using the treasury stock method and when such equivalents have a dilutive effect) outstanding during the period. Fully diluted net income per share is not significantly different from net income per share as reported.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is not required to adopt the provisions of this statement until its fiscal year 1996. The provisions of this statement must be made on a prospective basis. The Company plans to adopt the disclosure provisions of this statement in 1996, and theefore the effect on its financial position and results of operations, upon adoption, will not be significant.

INTANGIBLE ASSETS

     The Company has certain intangible assets as a result of its acquisition of two subsidiaries (see Note 10). Subsequent to these acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of these intangibles may warrant revision or that the remaining balances of intangibles may not be recoverable. When factors indicate that intangibles should be evaluated for possible impairment, the Company uses an estimate of the related subsidiary's undiscounted cash flow over the remaining life of the intangibles in measuring whether the intangibles are recoverable.

     Covenants-not-to-compete are amortized over the period of the covenant.

INVESTMENT IN JOINT VENTURE

     In February 1995, the Company invested $450,000 in a lamp manufacturer located in Japan. The Company's investment represents a 49% ownership interest in the equity of the investee, consequently the Company accounts for its investment using the equity method of accounting. The Company's investment is included in Other Assets in the accompanying consolidated balance sheets and its proportionate interest in the income of the investee of $89,000 in fiscal 1995 is included in the accompanying consolidated statements of operations.

FORWARD EXCHANGE CONTRACTS

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

     At September 30, 1995, the Company had forward exchange contracts maturing from October 1995 to December 1995 to purchase 22,200,000 Japanese yen ($224,000).

3.  REVENUES

     The Company recognizes revenue on all product sales upon shipment of the product. The Company accrues for estimated warranty obligations at the time of the sale of the related product based upon its past history of claims experience and costs to discharge its obligations.

     The  Company  operates  in  a  single  industry  segment,   the  designing,
developing, manufacturing and marketing of high performance light source products. Revenues are geographically summarized as follows (in thousands):

                                      1995           1994            1993
                                  -----------   ------------    ------------

United States ................... $    38,080   $     31,627    $     29,994
Europe ..........................       6,062          4,435           5,188
Asia ............................      14,239         15,794          16,447
Other international .............          48            166             368
                                  -----------   ------------    ------------
            Total revenues ...... $    58,429   $     52,022    $     51,997
                                  ===========   ============    ============

Customers comprising more than 10% of net sales are as follows:

                                    1995           1994            1993
                                 -----------   ------------    ------------

Customer A ...............          10.3%          17.6%             19%
Customer B ...............          12.1%          12.8%             17%
Customer C ...............          10.3%             *               *

*less than 10% of net sales

     The Company provides credit in the form of trade accounts receivable to its customers. The Company does not generally require collateral to support customer receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

     Approximately 34% of the Company's sales in fiscal 1995 were to customers in the health-care industry. This industry has experienced significant fluctuations in demand and the Company expects sales to the medical market to decrease as a percentage of net sales in the forseeable future. Customer C, referred to above, is in the semi-conducto industry. This industry also can be subject to significant fluctuations in demand.


4.  PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1995 and October 1, 1994 consisted of:


Property and equipment, at cost:
   Machinery and equipment ................   $15,706,092   $11,856,023
   Land and buildings .....................    14,810,768    11,229,341
   Furniture and fixtures .................       670,145       463,910
   Equipment under capital lease ..........       174,268       174,268
   Leasehold improvements .................       244,166       209,830
   Construction-in-progress ...............       684,693     1,939,963
                                              -----------   -----------
                                               32,290,132    25,873,335
Less accumulated depreciation and
   amortization ...........................    (9,848,377)   (8,185,058)
                                              -----------   -----------

Property and equipment, net ...............   $22,441,755   $17,688,277
                                              ===========   ===========




5.  BANK BORROWINGS

     The Company has a $4 million line of credit available with a bank which expires in January 1997. Borrowings under this line are at 2% above the LIBOR rate (London Interbank Offer Rate) (7.8% at September 30, 1995) and are limited to 75% of eligible accounts receivable. Under the covenants of the loan agreement, unless written approval from the bank is obtained, the Company is restricted from entering into certain transactions and is required to maintain certain specified financial covenants and profitability. As of September 30, 1995, the Company was in compliance with all bank requirements.

     The average balance outstanding (based on month-end balances) under the line of credit in 1995 was $1,550,000. The maximum borrowings were $2,450,000 at an average interest rate of 7.8% for 1995. There were no borrowings under the line of credit in fiscal 1994, nor were there any amounts outstanding as of October 1, 1994. As of September 30, 1995, $2 million was available for future borrowings under this line of credit.

     In addition, in connection with the purchase of its Sunnyvale manufacturing facilities, the Company entered into a term note with a bank for $5,000,000 in 1993, which was subsequently increased to $6,333,333 in 1994. The note matures in August, 1998. The term loan requires monthly principal payments equal to one-forty-eighth of the principal amount plus interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.8% at September 30, 1995). The term loan is a reducing revolving credit facility which allows for principal pre-payments and the flexibility for re-borrowing up to the maximum amount that would be outstanding under the term loan given normal amortization to the date of re-borrowing.

     The Company also has available a $1.5 million equipment line of credit for 100% of the purchase cost of new equipment, which expires in January 1996. Borrowings under this line bear interest at 2% above the LIBOR rate (7.8% at September 30, 1995), with principal balances amortized over a 2 year period. At September 30, 1995, the Company had approximately $690,000 available for future borrowings under this line of credit.

     As of September 30, 1995 and October 1, 1994, borrowings outstanding under its credit facilities consisted of:


                                              1995          1994
                                          -----------   -----------

Term note .............................   $ 4,222,000   $ 5,800,000
Line of credit ........................     2,000,000             -
Equipment line of credit ..............     2,011,000     1,340,869
Other capital lease ...................       120,540       152,119
                                          -----------   -----------
                                            8,353,540     7,292,988

Less: current portion .................    (2,455,500)   (2,196,494)
                                          -----------   -----------

Long-term debt ........................   $ 5,898,040   $ 5,096,494
                                          ===========   ===========



     Aggregate maturities for long-term debt during the next five years are approximately: 1996 - $2,455,500, 1997 - $2,455,500, 1998 - $1,450,000, 1999
none and 2000 - none.

     All of the above credit facilities are secured by all of the property of the Company.


6. INCOME TAXES

     Effective October 3, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", on a prospective basis. SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial statements.

     Income before provision for income taxes consists of the following for fiscal 1995, 1994 and 1993:

                           1995                1994               1993
                           ----                ----               ----

U.S.                    $5,456,897        $  971,283           $6,906,493
Foreign                    521,037           371,330              204,178
                        ----------        ----------           ----------
                        $5,977,934        $1,342,613           $7,110,671
                        ==========        ==========           ==========

The components of the provision for income taxes are as follows:


                                       1995           1994            1993
                                    -----------   ------------    ------------
Federal -
   Current                           $833,000       $2,373,000     $1,575,000
   Deferred                           554,000       (1,361,000)             -
                                     --------       ----------     ----------

                                    1,387,000        1,012,000      1,575,000
State -
   Current                            199,000          493,000        777,000
   Deferred                            92,000         (353,000)             -
                                    ---------        ---------      ---------

                                      291,000          140,000        777,000
Federal refund received              (238,000)               -              -
                                    ---------        ---------      ---------
Total provision for income taxes   $1,440,000       $1,152,000     $2,352,000
                                   ==========       ==========     ==========





The major components of the deferred tax accounts as computed under SFAS No. 109, are as follows:

                                           1995                     1994
                                           ----                     ----

Inventory reserve                        $838,000                 $754,000
Bad debt reserve                          271,000                  258,000
Warranty reserve                          105,000                  228,000
Accruals not currently deductible for
   tax purposes                           448,000                1,078,000
Amortization of covenant-not-to-compete   278,000                  538,000
Excess of tax over book depreciation     (801,000)                (710,000)
Other                                     315,000                  259,000
                                         --------                ----------
                                       $1,454,000               $2,405,000
                                       ==========               ==========

The provisions for income taxes differ from the amounts which would result by applying the applicable statutory Federal income tax rate to income before taxes as follows:
                                     1995            1994           1993
                                     ----            ----           ----
Computed expected provision      $2,092,000        $470,000     $2,418,000
State tax                           359,000          81,000        436,000
Amortization and writedown of
  goodwill                                -         812,000         90,000
FSC commission                     (211,000)       (259,000)      (254,000)
General business credits           (200,000)        (72,000)       (33,000)
Refund received                    (238,000)              -              -
Other                              (362,000)         120,000      (305,000)

                                   --------          -------       -------
                                 $1,440,000       $1,152,000    $2,352,000
                                 ==========       ==========    ==========

7.  EMPLOYEE RETIREMENT PLAN

     On January 1, 1984, the Company adopted a thrift incentive savings plan (the "Plan"). The Plan is qualified under section 401(k) of the Internal Revenue Code and is available to all full-time employees with one or more years of employment with the Company. Under the terms of the Plan, participating employees must contribute at least 2% of their salary to the Plan, and the Company contributes (as a matching contribution) 100% of this amount. Employees may also contribute an additional amount up to 13% of their salary to the Plan, with no further contributions by the Company. The Company's contributions vest at a rate of 20% per year, commencing on the first anniversary of employment. Total employer matching contributions under the Plan were $212,000, $163,000, and $145,000 for the fiscal years 1995, 1994 and 1993, respectively.


8.  COMMITMENTS AND CONTINGENCIES

     In October 1994, Q-Arc Ltd. purchased a new office and manufacturing facility in Cambridge, England. Prior to this, Q-Arc had leased its manufacturing facility under an operating lease agreement, which lease agreement has been assumed by another company.

     In August 1993, the Company purchased two buildings, which were its two principal operating facilities in Sunnyvale, California, from the landlord for $7,600,000. The Company has leased a small portion of the Sunnyvale facility under a lease which expires in 1996.

     At September 30, 1995, the future minimum rental payments under all building leases for fiscal 1996 through 2000 are approximately $380,000, $423,000, $424,000, $444,000 and $444,000, respectively, and $660,000 thereafter. The amounts total $2,775,000.

     For fiscal years 1995, 1994 and 1993, rental expense was approximately $277,000, $318,000 and $934,000 respectively.

9.  STOCK OPTION AND PURCHASE PLANS

     In 1993, the Company adopted the 1992 Stock Option Plan and reserved 200,000 shares for issuance. The 1992 Option Plan replaced the 1983 Option Plan which expired in June 1993. Although options granted under the 1983 Stock Option Plan before such expiration will remain outstanding in accordance with their terms, no further options will be granted under the 1983 Stock Option Plan after June 1993. The exercise price per share for stock options cannot be less than the fair market value on the date of grant. Options granted are for a ten-year term and generally vest ratably over a period of four years commencing one year after the date of grant. In November 1993, the Company's 1992 Stock Option Plan was amended to provide for the automatic grant of a nonstatutory stock option to purchase shares of Common Stock to each outside Director. Subsequent grants will occur annually during the Company's third fiscal quarter. During fiscal 1995, each outside Director was granted an automatic option to purchase a total of 5,000 shares of the Company's Common Stock. A summary of the option transactions is as follows:

                                            Options Outstanding
                                            -------------------

                                 Options          Number
                                Available           of           Price per
                                for Grant         Shares           Share
                                ---------         ------         ---------

Balance at October 3, 1992       11,624           698,500       $2.13-11.50


 1992 Option Plan new shares
   approved                      200,000                -                 -
 Options assumed in Converter
   Power Acquisition                   -           26,027             $1.09
 Granted                         (57,500)          57,500       $9.00-11.50
 Canceled                          5,500           (5,500)      $8.75-11.50
 Exercised                             -          (30,500)     $ 2.13 -3.75
                                 -------          -------      ------------

Balance at October 2, 1993       159,624          746,027       $1.09-11.50

 Granted                         (74,000)          74,000       $7.38-11.00
 Canceled                         18,000          (18,000)      $3.75-11.50
 Exercised                             -          (82,000)      $ 1.09 -8.75
                                 -------           ------       ------------

Balance at October 1, 1994       103,624          720,027        $1.09-11.50

 Granted                         (28,000)          28,000              $9.50
 Canceled                         34,000          (34,000)       $8.75-11.50
 Exercised                             -         (132,250)       $ 2.13 -8.75
                                  ------          -------        ------------


Balance at September 30, 1995    109,624          581,777        $1.09 -11.50
                                 =======          =======        ============
Options exercisable at
 September 30, 1995                               439,715        $1.09 -11.50
                                                  =======        ============


     In February 1985, the Company adopted an employee stock purchase plan. Under the plan, the Company has reserved 200,000 shares of common stock for issuance to participating employees who have met certain eligibility requirements. In 1994, the Board of Directors and shareholders approved an amendment to the employee stock purchase plan to increase the number of shares reserved for issuance from 200,000 to 300,000 shares. The number of shares available for purchase by each participant is based upon annual base earnings and at a purchase price equal to 85% of the fair market value at the beginning or the end of the quarter of purchase, whichever is lower. During fiscal 1995, 1994 and 1993, a total of 37,973, 25,475 and 14,281 shares of common stock respectively, were purchased by the Company employees under the plan. As of September 30, 1995, 95,797 shares were available for future purchase.

     If all options outstanding at September 30, 1995 were exercised, the total proceeds to the Company wuld be approximately $4 million (unaudited).

10.  OTHER INCOME/EXPENSE

Other (income) expense consists of the following:

                                     1995             1994              1993
                                     ----             ----              ----


Interest income ................. $(313,351)       $(199,578)       $(191,941)
Interest expense ................   695,541          338,751           78,343
Rental and sublease income ......         -                -          (60,995)
Net rental expense on sublet
 property .......................         -                -          138,577
                                  ---------        ---------          -------
                                  $ 382,190        $ 139,173         $(36,016)
                                  =========        =========         =========


11.  ACQUISITIONS

     In August 1991, the Company acquired all the outstanding stock of Q-Arc Ltd. of Cambridge, England for $1,400,000 in cash and the assumption of certain liabilities. Q-Arc is a manufacturer of specialty lamps for laser and non- laser applications. This transaction was accounted for as a purchase and accordingly, all assets were revalued to their respective fair values. The acquisition price was equal to the fair value of net assets acquired. Net assets included a covenant-not-to-compete of approximately $951,000. The covenant is being amortized over an eight year period. At September 30, 1995, the unamortized balance of the Q-Arc covenant-not-to-compete is approximately $476,000.

     On June 30, 1992, the Company acquired all of the outstanding stock of Precision Lamp, Inc. located in Cotati, California. Precision Lamp designs, manufactures and distributes miniature incandescent lamps for various applications. The Company paid approximately $2,000,000 in cash for all of the outstanding shares, agreed to pay off approximately $1,100,000 of bank debt and assumed all liabilities ($1,321,000) of Precision Lamp. The Company also agreed to pay at least $2,600,000 to the primary selling shareholder as consideration for a covenant-not-to-compete among the primary selling shareholder, Precision Lamp and ILC. These payments will be made in equal installments through 1997. This transaction was accounted for as a purchase and accordingly, all assets were revalued to their respective fair values. This purchase price allocation resulted in goodwill of approximately $2,650,000 which is being amortized over a ten year period. The $2,600,000 covenant- not-to-compete is being amortized over a seven year period.

     In the second quarter of fiscal 1994, management determined that an impairment occurred in the recoverability of the unamortized goodwill and covenant-not-to-compete due to a significant shortfall in orders from a major Precision Lamp customer. Accordingly, a $3.4 million charge was recorded to write off the intangibles to net realizable value. The writedown was determined based on the currently projected undiscounted cash flows of Precision Lamp from March 1994 to March 2004, which projected aggregate cash flows of approximately $900,000 (unaudited) over that period and was based on projected net income which averaged 9% higher than the net income projection for fiscal 1994 (with no loss years included in the projection), compared with the carrying value of the Company's investment in Precision Lamp, including goodwill, at the date of the writedown. These projections represented management's best estimate for future results for that subsidiary. At September 30, 1995, the unamortized balance of the Precision Lamp covenant-not-to-compete is approximately $641,000.

12.  RIGHTS AGREEMENT

     On September 19, 1989, the Company's Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, no par value, of the Company. The dividend was payable on October 2, 1989 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one share of common stock of the Company at a price of $30.00 per common share. The rights will not be exercisable until a party either acquires beneficial ownership of 20% of the Company's common stock or makes a tender offer for at least 30% of its common stock. In the event the rights become exercisable and thereafter a person or group acquires 30% or more of the Company's stock, a 20% shareholder ("Acquiring Person") engages in any specified self-dealing transaction, or, as a result of a recapitalization or reorganization, an Acquiring Person's shareholdings are increased by more than 3%, each right will entitle the holder to purchase from the Company, for the exercise price, common stock having a market value of twice the exercise price of the right. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will enable the holder to purchase from the surviving corporation, for the exercise price, common stock having a market value of twice the exercise price of the right. At the Company's option, the rights are redeemable in their entirety, prior to becoming exercisable, at $.01 per right. The rights are subject to adjustment to prevent dilution and expire September 29, 1999.


13.  REPURCHASE OF COMMON STOCK

     In March 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common shares outstanding through March 1995. During 1995 and 1994, the Company repurchased 10,000 and 204,000 shares of common stock for an aggregate amount of $76,750 and $1,555,500, respectively. Purchases were made on the open market.

                                                                  SCHEDULE VIII

                              ILC TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR FISCAL YEARS 1995, 1994 AND 1993




                       Balance      Charged
                         at       (Credited)    Addition    Deductions  Balance
                      Beginning   to Cost and     from         and     at end of
                      Of Period     Expenses   Acquisition  Write Off   Period
                      ---------   -----------  -----------  ----------  --------

ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:


Year ended
 October 2, 1993      $341,355    $(98,769)   $ 7,258     $ 30,716    $219,128


Year ended             $219,128    $383,902   $     -     $270,227    $332,803
 October 1, 1994


Year ended
 September 30, 1995   $332,803    $103,251    $      -    $ 26,104    $409,950



RESERVE FOR INVENTORY
 OBSOLESCENCE:


Year ended
 October 2, 1993    $1,990,256   $ (22,125)   $      -    $414,672  $1,553,459


Year ended
 October 1, 1994    $1,553,459  $1,772,346    $      -    $792,572  $2,533,233


Year ended
 September 30, 1995 $2,533,233  $  206,859    $      -    $697,279  $2,042,813

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ILC Technology, Inc.


                We have audited the accompanying consolidated balance sheets of ILC Technology, Inc. (a California Corporation) and subsidiaries as of September 30, 1995 and October 1, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILC Technology, Inc. and subsidiaries as of September 30, 1995 and October 1, 1994 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

                Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule presented on page 31 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              ARTHUR ANDERSEN LLP



San Jose,  California
November 3, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

     Certain information required by Part III is omitted from this Report in that registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Shareholders to be held February 14, 1996, not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The  information   regarding  directors  required  by  this  item
appearing in the Company's 1995 Proxy Statement under the caption "Election of Directors-Nominees" is incorporated herein by reference.

                The information regarding executive officers of the Company required by this item appearing in the Company's 1995 Proxy Statement under the caption "Election of Directors- Other Officers" is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

                The information required by this item appearing in the Company's
1995  Proxy  Statement  under  the  captions  "Election  of   Directors-Director
Compensation" and "Executive Compensation" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this item appearing in the Company's 1995 Proxy Statement under the caption "Election of Directors-Nominees" is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required by this item appearing in the Company's
1995  Proxy  Statement  under  the  captions  "Election  of   Directors-Director
Compensation" and "Executive Compensation" is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements, notes thereto, and Report of Independent Public Accountants thereon are included in Part II, Item 8 of this report.

                                                                  Page in
         2.  FINANCIAL STATEMENT SCHEDULE                         Form  10-K

         Schedule VIII     Valuation and Qualifying
                           Accounts and Reserves                  31



         All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.


         3.  EXHIBITS

         The exhibits listed in the Index to Exhibits following the signature page are filed as part of this Report.

(b)      REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of fiscal 1995.
       .

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ILC TECHNOLOGY, INC.


                              By: /S/ HENRY C. BAUMGARTNER
                              Henry C. Baumgartner
                              President and Chief Executive Officer


Dated: December 22, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           SIGNATURES                              TITLE            DATE


                                   Chairman of the Board     December   , 1995
-------------------------------
(Wirt D. Walker, III)              (Director)



/S/ HENRY C. BAUMGARTNER            President and Chief      December 22, 1995
-------------------------------
(Henry C. Baumgartner)              Executive Officer
                                    (Principal Executive
                                    Officer and Director)


/S/ RONALD E. FREDIANELLI           Chief Financial Officer   December 22, 1995
-------------------------------
Ronald E. Fredianelli)              and Secretary
                                    (Principal Financial and
                                    Accounting Officer)



(Richard D. Capra)                  Director                  December  , 1995



/S/ HARRISON H. AUGUR                      Director          December 22, 1995
-------------------------------
(Harrison H. Augur)


/S/ ARTHUR L. SCHAWLOW                     Director          December 22, 1995
-------------------------------
(Arthur L. Schawlow)

                                INDEX TO EXHIBITS

Exhibit
NUMBER            DESCRIPTION

3.1       (A)  Restated  Articles of Incorporation of ILC Technology, Inc. as
               filed in the Office of the California Secretary of State on March 8, 1991.

3.2       (A)  Amended and restated Bylaws as of February 8, 1989.

4.1       (C)  Certificate evidencing shares of Common Stock without par value,
               ILC Technology, Inc.

10.1      (F)  ILC  Technology,   Inc.  1983  Employee   Incentive  and
               Nonstatutory Stock Option Plan, as amended, together with related form of Stock Option Agreement.

10.2      (B)  Rights   Agreement   between  ILC   Technology,   Inc.  and
               Security   Pacific   National   Bank
               dated as of September 29, 1989.

10.3      (D)  Employment Agreement between ILC Technology, Inc. and Richard
               E. DuNah dated July 1, 1992.*

10.4      (F)  ILC Technology, Inc. 1992 Stock Option Plan, as amended, and related form of Option Agreement.*

10.5      (D)  Form of Officer and Director Indemnification Agreement*

10.6 Credit Agreement dated March 2, 1995, by and between Union Bank and ILC Technology, Inc.

10.7           (F) Purchase  and Sale  Agreement  dated August 19, 1993,  by and
               between  Cambridge   Investors  I  Limited  Partnership  and  ILC
               Technology, Inc.

10.8      (F)  Standard Industrial/Commercial Single-Tenant Lease between ILC
               Technology, Inc. (720 Portal Street, Cotati, California) and John Gary Taylor, dated December 29, 1992.

10.9      (E)  Agreement and Plan of Reorganization among ILC Technology, Inc.,
               ILC Acquisitions, Inc., Converter Power, Inc. and the shareholders of Converter Power, Inc., dated January 29, 1993.

10.10     (E)  Employment Agreement between ILC Technology, Inc. and William
               F. O'Brien dated January 29, 1993.*

10.11     (E)  Employment Agreement between ILC Technology, Inc. and Dean A.
               Mac Farland dated January 29, 1993.*

10.12 (G) Purchase and Sale Agreement dated June 24, 1994, by and between UCB Bank PLC and Q-Arc, Limited relating to property on the south side of Saxon Way, Bar Hill, Cambridge, England.

10.13     (G)  Asset Purchase Agreement dated September 16, 1994, by and between
               ILC Technology, Inc. and UVP, Inc.

10.14 Lease Agreement between Converter Power, Inc. (150 Sohier Road, Beverly, Massachusetts) and Communications & Power
                  Industries,   Inc.,   dated   September   15,
                  1995

21.1      (G)     Subsidiaries of Registrant

23.1              Consent of Arthur Andersen LLP

27.1              Financial Data Schedule

99.1 Proxy Statement for the Company's 1995 Annual Meeting of Shareholders (to be deemed filed only to the extent required by General Instructions H to Form 10-K)

-------------------------------------------------------------------------------


(A) Incorporated by reference from the Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1991.

(B) Incorporated by reference from the Exhibits to Registrant's Current Report on Form 8-K dated September 19, 1989.

(C) Incorporated by reference from the Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988.

(D) Incorporated by reference from the Exhibits to Registrants' Annual Report on Form 10-K for the fiscal year ended October 3, 1992.

(E) Incorporated by reference from the Exhibits to Registrants' Registration Statement on Form S-3, as amended (File No. 33-59904), effective May 19, 1993.

(F) Incorporated by reference from the Exhibits to Registrants Annual Report on Form 10-K for the fiscal year ended October 2, 1993.

(G) Incorporated by reference from the Exhibits to Registrants' Registration Statement on Form 10-K for the year ended October 1, 1994.


 *                Management Contract or Compenstory Plan or arrangement.