Form 10-Q
period 1995-12-31
ILC TECHNOLOGY INC
filed 1996-02-13
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 30, 1995

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


                    Shares: 4,695,916 Date: January 31, 1996

                              ILC TECHNOLOGY, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 30, 1995


                  INDEX                                         Page No.


Part I    Financial Information                                    2

Item 1    Condensed Consolidated Statements of
          Operations - Quarters ended December 30, 1995
          and December 31, 1994                                    3

          Condensed Consolidated Balance Sheets -
          December 30, 1995 and September 30, 1995                 4

          Condensed Consolidated Statements of Cash
          Flows - Quarters ended December 30, 1995
          and December 31, 1994                                   5-6

          Notes to Condensed Consolidated Financial
          Statements                                               7


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                              8-10



Part II   Other Information                                        11

          Signatures                                               12

PART I.   FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report/Form 10-K for the year ended September 30, 1995.

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

ITEM 1.   Financial Statements

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)



                                                            Quarter Ended
                                                            -------------

                                                     December 30,  December 31,
                                                          1995            1994
                                                          ----            ----

Net Sales ........................................      $ 14,498       $ 12,684

Costs and expenses:
  Cost of sales ..................................         9,834          8,687
  Research and development .......................         1,287          1,014
  Marketing ......................................           806            657
  General and administrative .....................         1,193          1,099
  Amortization of intangibles ....................            73             73
                                                              --             --
                                                          13,193         11,530
                                                          ------         ------

Income from operations ...........................         1,305          1,154
                                                           -----          -----


Other income (expense):
  Interest, net ..................................          (135)          (129)
                                                            ----           ----


Income before provision for income taxes .........         1,170          1,025


Provision for income taxes .......................           292            287
                                                             ---            ---


Net Income .......................................      $    878       $    738
                                                        ========       ========


Earnings per share ...............................      $   0.18       $   0.16
                                                        ========       ========


Weighted average shares outstanding ..............         4,884          4,752
                                                           =====          =====












                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                     December 30,  September 30,
                                                        1995           1995
                                                        ----           ----
                                                    (unaudited)

Assets

Current assets:
  Cash and cash equivalents ......................        $   936        $ 1,509
  Accounts receivable, net .......................          9,693         10,445
  Inventories:
   Raw materials .................................          4,974          4,846
   Work-in-process ...............................          3,193          2,609
   Finished goods ................................          1,662          1,834
                                                            -----          -----
     Total inventories ...........................          9,829          9,289
                                                            -----          -----

  Deferred tax asset .............................          1,454          1,454
  Prepaid expenses ...............................            292            159
                                                              ---            ---

     Total current assets ........................         22,204         22,856
                                                           ------         ------

  Property and equipment, net ....................         22,734         22,442
  Covenants-not-to-compete, net ..................          1,044          1,117
  Other assets ...................................            754            770
                                                          $46,736        $47,185
                                                          =======        =======

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ...............................        $ 3,969        $ 4,080
  Accrued liabilities ............................          5,286          5,841
  Accrued income taxes payable ...................          2,079          1,869
                                                            -----          -----

     Total current liabilities ...................         11,334         11,790
                                                           ------         ------

  Long-term debt .................................          3,876          4,772
  Non-compete obligation .........................            260            390
  Obligations under equipment line ...............          1,079          1,006
  Other accruals .................................            298            304
  Capital lease obligation .......................            112            121

Stockholders' equity:
  Common stock ...................................          6,230          6,133
  Retained earnings ..............................         23,547         22,669
                                                           ------         ------
     Total stockholders' equity ..................         29,777         28,802
                                                           ------         ------
                                                          $46,736        $47,185
                                                          =======        =======






                             See accompanying notes

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                         Quarter Ended
                                                         -------------

                                                 December 30,       December 31,
                                                      1995               1994
                                                      ----               ----

Cash flows from operating activities -

Net income ...........................................     $   878      $   738
Adjustment to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization .....................         511          355
   Amortization of non-compete agreements ............          73           73
   Changes in assets and liabilities from
   operations:
     Decrease in marketable securities ...............        --            739
     Decrease in accounts receivable .................         751          350
     Increase in inventories .........................        (540)      (1,101)
     (Increase) decrease in prepaid expenses .........        (133)         252
     (Increase) decrease in other assets .............          16         (147)
     Increase (decrease) in accounts payable .........        (111)         404
     Decrease in accrued liabilities .................        (433)         (38)
                                                              ----          ---

      Total adjustments ..............................         134          887
                                                               ---          ---

      Net cash provided by operating
      activities .....................................       1,012        1,625
                                                             -----        -----

Cash flows from investing activities -

  Capital expenditures ...............................        (803)      (4,570)
  Decrease in deposit on land and building
   purchase ..........................................        --          1,300
                                                                          -----

      Net cash used in investing activities ..........        (803)      (3,270)
                                                              ----       ------

Cash flows from financing activities -
  Principal borrowings under line of credit ..........       1,500         --
  Principal repayments under line of credit ..........      (2,000)        --
  Principal borrowings under equipment line ..........         443          910
  Principal payments under equipment .................        (296)        (181)
  linePrincipal payments under term loan for
       buildings .....................................        (396)        (390)
  Proceeds from issuance of common stock .............          97           67
  Payments under non-compete agreement ...............        (130)        (130)
                                                              ----         ----

      Net cash provided by (used in) .................        (782)         276
                                                              ----          ---
       financing activities

  Net decrease in cash and cash equivalents ..........        (573)      (1,369)
  Cash and cash equivalents at beginning of
   period ............................................       1,509        2,462
                                                             -----        -----
  Cash and cash equivalents at end of period .........     $   936      $ 1,093
                                                           =======      =======






                             See accompanying notes

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (Continued)

                                 (In thousands)



Supplemental disclosures of cash flow information:



                                                           Quarter Ended

                                                     December 30,   December 30,
                                                        1995            1994
                                                        ----            ----

Cash paid during the period for:

Interest expense .............................             $151             $154
Income taxes .................................              --                80






























                             See accompanying notes

                              ILC TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                December 30, 1995

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

     The condensed consolidated financial statements include the accounts of ILC Technology, Inc., and its subsidiaries, after elimination of intercompany accounts and transactions. The company's quarter ends on the last Saturday of the fiscal month.

     Cash and Cash Equivalents
     -------------------------

     For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of issue to be cash equivalents.

     Inventories
     -----------

     Inventories are stated at the lower of cost (first in, first out) or market, and include material, labor and manufacturing overhead.

2.   Earnings Per Share
     ------------------

     Earnings per share is computed using the weighted average number of common shares and common equivalent shares (when such equivalents have a dilutive effect) outstanding during the periods using the treasury stock method. Fully diluted earnings per share is not significantly different from earnings per share as reported.

3.   Intangible Assets
     -----------------

     The Company has certain intangible assets as a result of its acquisition of two subsidiaries. Subsequent to these acquisitions, the Company quarterly evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of these intangibles may warrant revision or that the remaining balances of intangibles may not be recoverable. When factors indicate that intangibles should be evaluated for possible impairment, the Company uses an estimate of the related subsidiary's undiscounted cash flow over the remaining life of the intangibles in measuring whether the intangibles are recoverable.

     Covenants-not-to-compete are amortized over the period of the covenant.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Quarter Ended December 30, 1995 Compared to Quarter Ended December 31, 1994
---------------------------------------------------------------------------

     Net sales increased 14.3% in the quarter ended December 30, 1995 to $14,498,000 compared to $12,684,000 in the quarter ended December 31, 1994. The increase was the result of a higher volume of Quartz and Equipment products sold and higher unit volume at the Converter Power, Precision Lamp and Q-Arc subsidiaries. Unit volume in the Flash, Cermax and Advanced Lighting products remained constant between the two quarters.

     Cost of sales as a percentage of net sales was 67.8% in the first quarter of fiscal 1996 compared to 68.5% in the same quarter last year. The percentage decrease was due primarily to improved manufacturing yields coupled with an increase in sales volume.

     Spending in the area of research and development, 8.9% of net sales in the first quarter of fiscal 1996, compared to 8.0% of net sales in the first quarter of fiscal 1995, increased $273,000 between the two quarters. The majority of the increase occurred in the Quartz Lamp product group for the development of mercury xenon short arc lamps ("stepper lamps") used in the processing of semiconductor materials and for the development of metal halide technologies for the display and projection markets.

     Marketing expenses for the quarter ended December 30, 1995 were $806,000, or 5.6% of net sales, compared to $657,000, or 5.2% of net sales, in the same quarter of the prior fiscal year. The $149,000 increase between the two quarters was the result of personnel additions, more travel and trade show attendance and additional commission expense on an increased sales volume.

     General and administrative expenses, as a percentage of net sales, were 8.2% in the quarter ended December 30, 1995, compared to 8.7% in the quarter ended December 31, 1994. The $94,000 increase in spending between the two quarters includes increases to general and administrative expenses at Converter Power, primarily for additions to staff, and at ILC for personnel additions and for expenses associated with ISO 9001 certification.

     In the second quarter of fiscal 1995, Precision Lamp experienced a significant shortfall in orders from a major customer due to the qualification of a second source by that customer. The customer represents approximately 85% of Precision Lamp's revenue. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in that quarter and recorded at $3.4 million charge. The amortization of intangibles of $73,000 in the first quarter of fiscal 1996 and 1995 represents the revised amortization of the remaining balance of the Precision Lamp covenant-not-to-compete plus the amortization of the Q-Arc Ltd. covenant-not-to- compete.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------


Quarter Ended December 30, 1995 Compared to Quarter Ended December 31, 1994
---------------------------------------------------------------------------
(continued)
-----------

     Other income (expense), net, primarily interest expense and interest income, remained relatively constant between the first quarter of fiscal 1996 and the first quarter of fiscal 1995. Interest expense for the quarter ended December 30, 1995 amounted to $151,000 compared to $154,000 for the quarter ended December 31, 1994. Interest expense is associated with the term loan obtained to purchase the Company's two operating facilities in Sunnyvale, the line of credit for working capital needs and the equipment line of credit for capital equipment acquisitions.

     Income before provision for income taxes was $1,170,000 for the quarter ended December 30, 1995 compared to $1,025,000 for the quarter ended December 31, 1994. The provision for income taxes was 25% of income before provision for income taxes for the first quarter of fiscal 1996 compared to 28% of income before provision for income taxes in the same quarter last year.

     The Company believes that inflation and changing prices had no significant impact on sales or costs during the first quarter of fiscal 1996 or 1995.

Liquidity and Financial Condition
---------------------------------

     Net cash provided by operating activities decreased to $1,012,000 for the quarter ended December 30, 1995, a decrease of $613,000 from $1,625,000 for the quarter ended December 31, 1994. This decrease was primarily due to the liquidation of marketable securities of $739,000 in the quarter ended December 31, 1994. During the first quarter of fiscal 1996, the Company made capital equipment acquisitions of $803,000, decreased its net borrowings under its line of credit by $500,000, paid down a term loan by $396,000 and increased its net borrowings under an equipment line by $147,000. In the quarter ended December 31, 1994, the Company purchased land and a manufacturing facility in Santa Clara, California for approximately $3,200,000 (cash of approximately $1,900,000 plus a deposit made in the fourth quarter of fiscal 1994). Also in the quarter ended December 31, 1994, the Company made capital equipment acquisitions of $1,370,000, increased net borrowings under an equipment line by $729,000 and paid down a term loan by $390,000.

     Raw material and work in process inventories have increased from the immediately preceding quarter by approximately $128,000 and $584,000, respectively. This increase is in anticipation of product shipments in the second quarter of fiscal 1996 and to reduce cycle time for customer needs.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations (continued)
          ---------------------------------

Liquidity and Financial Condition (continued)
---------------------------------------------

     The Company has working capital of $10,870,000 and a current ratio of 1.96 to 1.0 at December 30, 1995. This compares with working capital of $11,066,000 and a current ratio of 1.94 to 1.0 at September 30, 1995. As of December 30, 1995, the Company has $2,500,000 unused on a $4,000,000 bank line-of-credit for working capital requirements with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.6% at December 30, 1995). The Company also has available approximately $300,000 under a facility for equipment acquisitions, which facility was increased to $2,000,000 in January 1996. This facility is at the same interest rate as the bank line-of-credit. At December 30, 1995, the Company was in compliance with all bank covenants. These financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet the Company's anticipated financial needs at least through fiscal 1996.

PART II       OTHER INFORMATION
              -----------------




         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ILC TECHNOLOGY, INC.





DATE:     February 12,1996                        /S/Ronald E. Fredianelli
                                                  Ronald E. Fredianelli
                                                  Chief Financial Officer















DATE:     February 12, 1996                       /S/Henry C. Baumgartner
                                                  Henry C. Baumgartner
                                                  President