Form 10-Q
period 1996-03-30
ILC TECHNOLOGY INC
filed 1996-05-15
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 30, 1996
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      TO                                  FROM

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

     408-745-7900
Registrant's telephone number, including area code)


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

Shares:     4,714,850                                 Date:     APRIL 30, 1996
   ------------------------------------------------------------------------

                              ILC TECHNOLOGY, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 30, 1996



                  INDEX                                          PAGE NO.


Part I.  FINANCIAL INFORMATION                                      2

 Item 1           Condensed Consolidated Statements of
                  Operations - Quarters ended March 30, 1996
                  and April 1, 1995 and six months ended
                  March 30, 1996 and April 1, 1995                  3

                  Condensed Consolidated Balance Sheets -
                  March 30, 1996 and September 30, 1995             4

                  Condensed Consolidated Statements of Cash
                  Flows - Six months ended March 30, 1996
                  and April 1, 1995                                 5-6

                  Notes to Condensed Consolidated Financial
                  Statements                                         7


 Item 2           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                        8-10



Part II  OTHER INFORMATION

 Item 4           Submission of Matters to a Vote of Security
                  Holders                                            11


                  SIGNATURES                                         12

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

ITEM 1.           FINANCIAL STATEMENTS



                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                     QUARTER ENDED          SIX MONTHS ENDED
                                     -------------          ---------------


                                  March 30,    April 1,   March 30,    April 1,
                                    1996         1995       1996         1995
                                    ----         ----       ----         ----

Net sales ......................   $ 16,049    $ 13,989    $ 30,547    $ 26,673

Costs and expenses:

  Cost of sales ................     10,780       9,210      20,614      17,897
  Research and development .....      1,312       1,205       2,599       2,219
  Marketing ....................        881         712       1,687       1,370
  General and administrative ...      1,395       1,254       2,588       2,352
  Amortization of intangibles ..         73          73         146         146
                                   --------    --------    --------    --------
                                     14,441      12,454      27,634      23,984
                                   --------    --------    --------    --------

Income from operations .........      1,608       1,535       2,913       2,689
                                   --------    --------    --------    --------

Other income (expense):
  Interest, net ................       (128)       (164)       (263)       (293)
                                   --------    --------    --------    --------

Income before provision for
  income taxes .................      1,480       1,371       2,650       2,396

Provision for income taxes .....        370         384         662         671
                                   --------    --------    --------    --------


Net income .....................   $  1,110    $    987    $  1,988    $  1,725
                                   ========    ========    ========    ========



Earnings per share .............   $   0.23    $   0.21    $   0.41    $   0.37
                                   ========    ========    ========    ========


Weighted average shares
  used in computation ..........      4,895       4,769       4,886       4,726
                                   ========    ========    ========    ========













                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                         MAR 30,        SEPT 30,
                                                          1996           1995
                                                         --------        ------
                                                        (unudited)
ASSETS

  Current assets:
    Cash and cash equivalents ....................        $ 1,029        $ 1,509
    Accounts receivable, net .....................         10,824         10,445
    Inventories:
      Raw materials ..............................          5,605          4,846
      Work-in-process ............................          2,867          2,609
      Finished goods .............................          1,956          1,834
                                                          -------        -------
        Total inventories ........................         10,428          9,289
                                                          -------        -------

  Deferred tax asset .............................          1,454          1,454
  Prepaid expenses ...............................            275            159
                                                          -------        -------

        Total current assets .....................         24,010         22,856
                                                          -------        -------

  Property and equipment, net ....................         22,943         22,442
  Covenants-not-to-compete, net ..................            971          1,117
  Other assets ...................................            773            770
                                                          -------        -------
                                                          $48,697        $47,185
                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable .............................        $ 4,352        $ 4,080
    Accrued liabilities ..........................          5,463          5,841
    Accrued income taxes payable .................          2,095          1,869
                                                          -------        -------
        Total current liabilities ................         11,910         11,790
                                                          -------        -------

  Long-term debt .................................          4,280          4,772
  Non-compete obligation .........................            130            390
  Obligations under equipment line ...............          1,056          1,006
  Other accruals .................................            246            304
  Capital lease obligation .......................            104            121

  Stockholders' equity:
    Common stock .................................          6,314          6,133
    Retained earnings ............................         24,657         22,669
                                                          -------        -------
        Total stockholders' equity ...............         30,971         28,802
                                                          -------        -------
                                                          $48,697        $47,185
                                                          =======        =======





                             See accompanying  notes

                               ILC TECHNOLOGY, INC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                              SIX MONTHS ENDED
                                                              ----------------
                                                             MAR 30,     APR 1,
                                                              1996        1995
                                                              ----        ----

Cash flows from operating activities -

  Net income ............................................   $ 1,988     $ 1,725
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
     activities:
      Depreciation and amortization ........................  1,002         772
      Amortization of non-compete agreements ...............    146         146
      Changes in assets and liabilities from
       operations:
        Decrease in marketable securities ..................     --         998
        Increase in accounts receivable ....................   (380)       (504)
        Increase in inventories ............................ (1,139)     (2,032)
        Increase (decrease) in prepaid expenses ............   (115)        282
        Increase in other assets ...........................     (3)       (473)
        (Increase) decrease in accounts payable ............    272        (170)
        Decrease in accrued liabilities ....................   (278)       (937)
                                                             -------     -------
         Total adjustments .................................   (495)     (1,918)
                                                             -------     -------

         Net cash provided by (used in) operating activities  1,493        (193)
                                                             -------     -------

  Cash flows from investing activities -
    Capital expenditures ................................... (1,503)     (5,222)
    Decrease in deposit on land and building purchase ......     --       1,300
                                                             -------     -------

         Net cash used in investing activities ............. (1,503)     (3,922)
                                                            -------      -------

  Cash flows from financing activities -
    Borrowings under line of credit ........................  4,500       5,850
    Repayments under line of credit ........................ (4,200)     (3,850)
    Principal borrowings under equipment line ..............    751       1,165
    Principal payments under equipment line ................   (650)       (520)
    Principal payments under term loan for buildings .......   (792)       (787)
    Proceeds from issuance of common stock .................    181         335
    Payments under non-compete agreement ...................   (260)       (260)
    Repurchase of common stock .............................     --         (77)
                                                             -------     -------

        Net cash provided by (used in) financing activities    (470)      1,856
                                                             -------     -------

  Net decrease in cash .....................................   (480)     (2,259)
  Cash at beginning of period ..............................  1,509       2,462
                                                             -------     -------
  Cash at end of period ....................................$ 1,029     $   203
                                                             =======     =======



                             See accompanying notes

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

                                 (In thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                          SIX MONTHS ENDED
                                          ----------------

                               MARCH 30, 1996            APRIL 1, 1995
                               --------------            -------------

Cash paid during the period for:

  Interest expense .............     $296                     $332
  Income taxes .................      355                      834




































                             See accompanying notes

                              ILC TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 30, 1996

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 30, 1996 COMPARED TO QUARTER ENDED APRIL 1, 1995

     Net sales increased 14.7% in the quarter ended March 30, 1996 to $16,049,000 compared to $13,989,000 in the quarter ended April 1, 1995. The increase was the result of a higher volume of units sold across all products except Aerospace products.

     Cost of sales as a percentage of net sales was 67.2% in the second quarter of fiscal 1996 compared to 65.8% in the same quarter last year. The percentage increase was due to increased manufacturing costs in Cermax products due to yield inefficiencies partially offset by revisions of cost estimates for a fixed price contract in Aerospace products.

     Spending in the area of research and development, 8.2% of net sales in the second quarter of fiscal 1996, compared to 8.6% of net sales in the second quarter of fiscal 1995, increased $107,000 between the two quarters. The increase occurred in Cermax for lamps for video projection and in Quartz for the development of lamps used in the processing of semiconductor materials. Also contributing to the increase was spending at Converter Power for the design of new power supplies.

     Marketing expenses for the quarter ended March 30, 1996 were $881,000, or 5.5% of net sales, compared to $712,000, or 5.1% of net sales, in the same quarter of the prior fiscal year. The $169,000 increase in spending between the two quarters was primarily the result of more travel and trade show attendance coupled with additional commission expense on an increased sales volume.

     General and administrative expenses, as a percentage of net sales, were 8.7% in the quarter ended March 30, 1996, compared to 9.0% in the quarter ended April 1, 1995. Even though the percentage comparison between the two quarters has decreased, the spending in absolute dollars has increased $141,000 from the 1996 to the 1995 period primarily for additions to staff at Converter Power and for expenses associated with ISO 9001 certification.

     In the second quarter of fiscal 1994, Precision Lamp experienced a significant shortfall in orders from a major customer due to the qualification of a second source by that customer. This customer represented approximately 85% of Precision Lamp's revenue. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in that quarter and recorded a $3.4 million charge. The amortization of intangibles of $73,000 in the second quarter of fiscal 1996 and 1995 represents the revised amortization of the remaining balance of the Precision Lamp covenant-not-to-compete plus the amortization of the Q-Arc Ltd. covenant-not-to-compete.

     Other income (expense), net, primarily interest expense and interest income, decreased $36,000 in the second quarter of fiscal 1996 from the second quarter of fiscal 1995 due primarily to a declining balance outstanding on the term loan obtained to purchase the Company's two operating facilities in Sunnyvale. Interest expense associated with the line of credit for working capital needs and the line of credit for capital equipment acquisitions remained relatively constant between the second quarter of fiscal 1996 and the second quarter of fiscal 1995.

     Income before provision for income taxes was $1,480,000 for the quarter ended March 30, 1996 compared to $1,371,000 for the quarter ended April 1, 1995. The provision for income taxes was 25% of income before provision for income taxes for the second quarter of fiscal 1996 compared to 28% of income before provision for income taxes in the same quarter last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTER ENDED MARCH 30, 1996 COMPARED TO QUARTER ENDED APRIL 1, 1995 (CONTINUED)

    The Company believes that inflation and changing prices had no significant impact on sales or costs during the second quarter of fiscal 1996 or 1995.

SIX MONTHS ENDED MARCH 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 1, 1995

     Net sales for the six months ended March 30, 1996 increased 14.5% ($3,874,000) from the comparable period a year ago. The increase was the result
of a higher volume of units sold across all products except Aerospace products.

     Cost of sales as a percentage of net sales was 67.5% and 67.1% for the six months ended March 30, 1996 and April 1, 1995, respectively. The percentage increase was due to higher manufacturing costs at Converter Power partially offset by revisions of cost estimates for a fixed price contract in Aerospace in the second quarter of fiscal 1996.

     Research and development expenses, $2,599,000 or 8.5% of net sales for the six months ended March 30, 1996, increased $380,000 from $2,219,000, or 8.3% of net sales for the six months ended April 1, 1995. The majority of the increase occurred in Quartz for the development of lamps used in the processing of semiconductor materials and at Converter Power for the design of new power supplies.

    Marketing expenses in the six months ended March 30, 1996 were $1,687,000, or 5.5% of net sales compared to $1,370,000, or 5.1% of net sales, in the same six month period a year ago. The $317,000 increase is primarily due to personnel additions, more travel and trade show attendance and an increased advertising program.

    General and administrative expenses, 8.5% of net sales in the six months ended March 30, 1996 compared to 8.8% of net sales in the six months ended April 1, 1995, increased $236,000. The increase between the two six month periods was the result of additions to staff at Converter Power and expenses associated with ISO 9001 certification.

     In the quarter ended April 2, 1994, Precision Lamp experienced a slowdown in the release of shippable product from a major customer. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred in the second quarter of fiscal 1994 and recorded a $3.4 million charge. The amortization of intangibles of $146,000 in the six months ended March 30, 1996 and April 1, 1995 represents the revised amortization of the remaining balance of the Precision Lamp covenant-not-to-compete plus the amortization of the Q-Arc Ltd. covenant-not-to-compete.

    Other income (expense), net, primarily interest expense and interest income, decreased $30,000 in the first six months of fiscal 1996 from the first six months of fiscal 1995 due primarily to a declining balance outstanding on the term loan obtained to purchase the Company's two operating facilities in Sunnyvale. Interest expense associated with the line of credit for working capital needs and the line of credit for capital equipment acquisitions remained relatively constant between the six months ended March 30, 1996 and the six month ended April 1, 1995.

    Income before provision for income taxes was $2,650,000 for the six months ended March 30, 1996 compared to $2,396,000 for the six months ended April 1, 1995. The provision for income taxes was 25% of income before provision for income taxes for the first six months of fiscal 1996 compared to 28% of income before provision for income taxes in the first six months of fiscal 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED MARCH 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 1, 1995 (CONTINUED)

    The Company believes that inflation and changing prices had no significant impact on sales or costs during the six months ended March 30, 1996 or April 1, 1995.


LIQUIDITY AND FINANCIAL CONDITION

    Net cash provided by operating activities totaled $1,493,000 in the six months ended March 30, 1996 compared to net cash used in operating activities of $193,000 in the six months ended April 1, 1995.

    During the first six months of fiscal 1996, the Company made capital equipment acquisitions of $1,503,000, paid down a term loan by $792,000, increased its net borrowings under a working capital line of credit by $300,000 and increased its net borrowings under a capital equipment line of credit by $101,000.

    During the first six months of fiscal 1995, the Company purchased land and a manufacturing facility in Santa Clara, California for approximately $3,200,000 (cash of approximately $1,900,000, plus a deposit made in the fourth quarter of fiscal 1994). Also in the first six months of fiscal 1995, the Company liquidated the balance of marketable securities of $998,000, increased net borrowings under a capital equipment line of credit by $645,000, made principal payments of $787,000 under a term loan and increased net borrowings under a working capital line of credit by $2,000,000.

    Raw material, work in process and finished goods inventories have increased from September 30, 1995 by approximately $758,000, $258,000 and $122,000, respectively. These increases are in anticipation of product shipments for the balance of fiscal 1996 and to reduce cycle time for customer needs.

     The Company has working capital of $12,100,000 and a current ratio of 2.02 to 1.0 at March 30, 1996. This compares with working capital of $11,066,000 and a current ratio of 1.94 to 1.0 at September 30, 1995. As of March 30, 1996, the Company has $1,700,000 available under a $4,000,000 bank line of credit for working capital requirements with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.6% at March 30, 1996). The Company also has available, at March 30, 1996, approximately $1,900,000 remaining on a $2,200,000 facility for capital equipment acquisitions at the same interest rate. At March 30, 1996, the Company was in compliance with all bank covenants. These financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet the Company's anticipated financial needs at least through fiscal 1996.

PART II  OTHER INFORMATION


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


 (a)  The Company held its Annual Meeting of Shareholders on February 14, 1996.

 (b) The following directors, comprising the entire Board of Directors, were elected at the meeting:

        Harrison H. Augur
        Henry C. Baumgartner
        Richard D. Capra
        Arthur L. Schawlow
        Wirt D. Walker

 (c) The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as abstentions and broker nonvotes with respect to each are as follows:

    (i) Election of Directors:



                                              VOTES          VOTES WITHHELD AND
                           VOTES FOR          AGAINST          BROKER NONVOTES

Harrison H. Augur ........ 3,837,565             --                    21,409
Henry C. Baumgartner...... 3,835,789           1,776                   21,409
Richard D. Capra ......... 3,832,265           5,300                   21,409
Arthur L. Schawlow ....... 3,833,424           4,141                   21,409
Wirt D. Walker ........... 3,837,380             185                   21,409




    (ii) Approval of an amendment to the 1992 Employee Stock Option Plan:

      Votes for:                                     3,282,377 shares
      Votes against:                                 311,787 shares
      Votes withheld and
        broker nonvotes                              264,810 shares


    (iii Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for fiscal 1996:

      Votes for:                                     3,843,340 shares
      Votes against:                                 5,234 shares
      Votes withheld and
        broker nonvotes                              10,400 shares

 (d)  Not applicable

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ILC TECHNOLOGY, INC.








DATE:     May 14, 1996                       S/S Ronald E. Fredianelli
                                             -------------------------
                                             Ronald E.Fredianelli
                                             Chief Financial Officer















DATE:     May 14, 1996                       S/S Henry C. Baumgartner
                                             ------------------------
                                             Henry C. Baumgartner
                                             President