Form 10-Q
period 1996-06-29
ILC TECHNOLOGY INC
filed 1996-08-09
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JUNE 29, 1996
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------   ------------------------

Commission file number              0-11360

                               ILC TECHNOLOGY, INC
                 (Exact name of registrant as specified in its charter)

         CALIFORNIA                                94-1655721
(State of other jurisdiction             (I.R.S. Emp4444loyer Incorporation or
or organization)                                Identification No.)


  399 JAVA DRIVE, SUNNYVALE, CALIFORNIA                      94089
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                  408-745-7900
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

Shares:      4,742,260                              Date:  JULY 30, 1996
- -------------------------------------------------------------------------------

                              ILC TECHNOLOGY, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 29, 1996



          INDEX                                                         PAGE NO.


Part I.   FINANCIAL INFORMATION                                            2
          ---------------------

 Item 1   Condensed Consolidated Statements of
          Operations - Quarters ended June 29, 1996
          and July 1, 1995 and nine months ended
          June 29, 1996 and July 1, 1995                                   3

          Condensed Consolidated Balance Sheets -
          June 29, 1996 and September 30, 1995                             4

          Condensed Consolidated Statements of Cash
          Flows - Nine months ended June 29, 1996
          and July 1, 1995                                                5-6

          Notes to Condensed Consolidated Financial
          Statements                                                       7


 Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      8-10

PART II   OTHER INFORMATION                                                11
          -----------------

          SIGNATURES                                                       12
          ----------

PART I.    FINANCIAL INFORMATION
           ---------------------




                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------


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

ITEM 1.  FINANCIAL STATEMENTS



                              ILC TECHNOLOGY, INC.
                              --------------------
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -----------------------------------------------------------
                      (In thousands, except per share data)




                                      QUARTER ENDED         NINE MONTHS ENDED
                                      -------------         -----------------

                                    June 29,     July 1,   June 29,     July 1,
                                      1996        1995       1996        1995
                                      ----        ----       ----        ----

Net sales .......................   $ 16,535    $ 15,277   $ 47,082    $ 41,950

Costs and expenses:

   Cost of sales ................     11,359      10,415     31,972      28,312
   Research and development .....        994       1,163      3,594       3,383
   Marketing ....................        702         821      2,390       2,191
   General and administrative ...      1,275       1,300      3,864       3,652
   Amortization of intangibles ..         73          73        218         218
                                    --------    --------   --------    --------
                                      14,403      13,772     42,038      37,756
                                    --------    --------   --------    --------

Income from operations ..........      2,132       1,505      5,044       4,194
                                    --------    --------   --------    --------

Other income (expense):
   Interest, net ................       (126)         65       (388)       (228)
                                    --------    --------   --------    --------

Income before provision for
   income taxes .................      2,006       1,570      4,656       3,966

Provision for income taxes ......        502         205      1,164         876
                                    --------    --------   --------    --------

Net income ......................   $  1,504    $  1,365   $  3,492    $  3,090
                                    ========    ========   ========    ========


Earnings per share ..............   $   0.30    $   0.28   $   0.71    $   0.65
                                    ========    ========   ========    ========

Weighted average shares
   used in computation ..........      4,984       4,825      4,917       4,759
                                    ========    ========   ========    ========

















                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                              --------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                 JUNE 29, 1996    SEPTEMBER 30,
                                                  (unaudited)         1995
                                                  -----------         ----

ASSETS

  Current assets:
   Cash and cash equivalents .....................    $   924        $ 1,509
   Accounts receivable, net ......................     12,369         10,445
   Inventories:
     Raw materials ...............................      5,858          4,846
     Work-in-process .............................      3,086          2,609
     Finished goods ..............................      2,013          1,834
                                                       -------        -------
      Total inventories ..........................     10,957          9,289
                                                       -------        -------

  Deferred tax asset .............................      1,454          1,454
  Prepaid expenses ...............................        135            159
                                                      -------        -------
        Total current assets .....................     25,839         22,856
                                                      -------        -------

  Property and equipment, net ....................     23,762         22,442
  Covenants-not-to-compete, net ..................        899          1,117
  Other assets ...................................        750            770
                                                      -------        -------
                                                      $51,250        $47,185
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable .............................    $ 4,639        $ 4,080
    Accrued liabilities ..........................      5,175          5,841
    Accrued income taxes payable .................      2,308          1,869
                                                      -------        -------
        Total current liabilities ................     12,122         11,790
                                                      -------        -------

  Long-term liabilities:
    Long-term debt ...............................      5,084          4,772
   Non-compete obligation ........................          -            390
    Obligations under equipment line .............      1,043          1,006
    Other accruals ...............................        218            304
    Capital lease obligation .....................         95            121
                                                      -------        -------
        Total liabilities ........................     18,562         18,383
                                                      -------        -------

  Stockholders' equity:
   Common stock ..................................      6,527          6,133
   Retained earnings .............................     26,161         22,669
                                                      -------        -------
        Total stockholders' equity ...............     32,688         28,802
                                                      -------        -------
                                                      $51,250        $47,185
                                                      =======        =======















                             See accompanying notes

                               ILC TECHNOLOGY, INC
                               -------------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                                 (In thousands)

                                                        NINE MONTHS ENDED
                                                        -----------------

                                                   JUNE 29, 1996   JULY 1, 1995
                                                   -------------   ------------

Cash flows from operating activities -

Net income .........................................   $ 3,492        $ 3,090
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization ....................     1,456          1,205
  Amortization of non-compete agreements ...........       218            218
  Changes in assets and liabilities from operations:
    Decrease in marketable securities ..............         -            998
  Increase in accounts receivable ..................    (1,924)          (965)
    Increase in inventories ........................    (1,668)        (2,011)
    Decrease in prepaid expenses ...................        24            407
    Decrease (increase) in other assets ............        20           (518)
    Increase (decrease) in accounts payable ........       559           (153)
    Decrease in accrued liabilities ................      (379)          (619)
                                                        -------        -------

         Total adjustments .........................    (1,694)        (1,438)
                                                       -------         -------

         Net cash provided by operating activities..     1,798          1,652
                                                       -------         -------

Cash flows from investing activities -
  Decrease in deposit on land and building purchase..        -          1,300
  Capital expenditures ..............................   (2,775)        (5,947)
                                                        -------        -------

         Net cash used in investing activities ......   (2,775)        (4,647)
                                                        -------        -------

Cash flows from financing activities -
  Borrowings under line of credit ...................    7,100          6,550
  Repayments under line of credit ...................   (5,600)        (5,200)
  Principal borrowings under equipment line .........    1,111          1,530
  Principal payments under equipment line ...........   (1,035)          (815)
  Principal payments under term loan for buildings ..   (1,188)        (1,200)
  Proceeds from issuance of common stock ............      394            451
  Payments under non-compete agreement ..............     (390)          (390)
  Repurchase of common stock ........................        -            (77)
                                                        -------        -------

         Net cash provided by financing activities ..      392            849
                                                        -------        -------

  Net decrease in cash ..............................     (585)        (2,146)
  Cash at beginning of period .......................    1,509          2,462
                                                        -------        -------
  Cash at end of period .............................  $   924        $   316
                                                       =======        ========



                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                              --------------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                                   (Continued)


                                 (In thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                  NINE MONTHS ENDED


                                      JUNE 29, 1996                JULY 1, 1995
                                      -------------                ------------


Cash paid during the period for:


  Interest expense                       $   451                      $   517
  Income taxes                               425                          874








































                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                              --------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

                                  JUNE 29, 1996

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

QUARTER ENDED JUNE 29, 1996 COMPARED TO QUARTER ENDED JULY 1, 1995
- ------------------------------------------------------------------

     Net sales increased 8.2% in the quarter ended June 29, 1996 to $16,535,000 compared to $15,277,000 in the quarter ended July 1, 1995. The increase was the result of a higher volume of units sold in Flash, Cermax, Quartz and Equipment. Unit volume in Advanced Lighting products, in the quarter ended June 29, 1996, was lower than the unit volume in the quarter ended July 1, 1995 due to a decrease in the level of government contracts. Unit volume at Precision Lamp was lower in the current quarter from the same quarter in the prior year due to a further slowdown in the release of shippable product to a major customer, while unit volume at Converter Power and at Q-Arc remained relatively constant between the two quarters. Converter Power has experienced a softening in orders from major customer that provides equipment to the semiconductor industry. Converter Power will continue to reduce reliance on this major customer through additional sales of new products to other customers. This change in customer base and mix may have an unfavorable impact on gross margin in future quarters. The previous two sentences contain forward looking statements. Actual results culd differ materially due to factors such as, customer base and mix, product mix, timely introduction and market acceptance of new products, price and competitive factors.

     Cost of sales as a percentage of net sales was 68.7% in the third quarter of fiscal 1996 compared to 68.2% in the same quarter last year. The slight percentage increase was due primarily to the lower sales volume at Precision Lamp, due to the slowdown in the release of shippable product to a major customer.

     Spending in the area of research and development, 6.0% of net sales in the third quarter of fiscal 1996, compared to 7.6% of net sales in the third quarter of fiscal 1995, decreased $169,000 between the two quarters. The majority of the decrease occurred in Cermax for lamps for video projection and at Converter Power for the design of new power supplies to compliment the lamps for video projection since this development effort has been substantially completed during the current quarter.

     Marketing expenses for the quarter ended June 29, 1996 were $702,000, or 4.2% of net sales, compared to $821,000, or 5.4% of net sales, in the same quarter of the prior fiscal year. The $119,000 decrease between the two quarters was the result of less travel and trade show attendance and less commission expense on a decreased sales volume at Precision Lamp as previously discussed above.

     General and administrative expenses, as a percentage of net sales, were 7.7% in the quarter ended June 29, 1996, compared to 8.5% in the quarter ended July 1, 1995. In absolute dollars, the general and administrative expense spending level has remained relatively constant, having decreased $25,000 between the two quarters.

     Other income (expense), net, primarily interest expense and interest income, increased $191,000 in the third quarter of fiscal 1996 from the third quarter of fiscal 1995. In the quarter ended July 1, 1995, interest income increased approximately $221,000 due to interest received from an income tax refund, while interest expense decreased approximately $30,000 due to a slightly lower interest rate. Interest expense is associated with the term loan obtained to purchase the Company's two operating facilities in Sunnyvale, the line of credit for working capital needs and the equipment line of credit for capital equipment acquisitions.

     Income before provision for income taxes was $2,006,000 for the quarter ended June 29, 1996 compared to $1,570,000 for the quarter ended July 1, 1995. The provision for income taxes was 25% of income before provision for income taxes for the third quarter of fiscal 1996 compared to 13% of income before provision for income taxes in the same quarter last year. The quarter ended July 1, 1995 reflects an income tax refund of approximately $238,000 which reduced the overall income tax rate. The tax refund related to taxes previously paid on tax returns which were under review by the Internal Revenue Service and favorably settled by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------


QUARTER ENDED JUNE 29, 1996 COMPARED TO QUARTER ENDED JULY 1, 1995 (CONTINUED)
- ------------------------------------------------------------------------------

     The Company believes that inflation and changing prices had no significant impact on sales or costs during the third quarter of fiscal 1996 or 1995.


NINE MONTHS ENDED JUNE 29, 1996 COMPARED TO NINE MONTHS ENDED JULY 1, 1995
- --------------------------------------------------------------------------

     Net sales for the nine months ended June 29, 1996 increased 12.2% ($5,132,000) from the comparable period a year ago. The increase was the result of a higher volume of units sold in all products except Advanced Lighting products, due to less government contract work and at Precision Lamp due to a further slowdown in the release of shippable product to a major customer in the third quarter of fiscal 1996. Converter Power, in the third quarter of fiscal 1996, has experienced a softening in orders from a major customer that provides equipment to the semiconductor industry. Converter Power will continue to reduce reliance on this major customer through additional sales of new products to other customers. This change in customer base and mix may have an unfavorable impact on gross margin in future quarters. The previous two sentences contain forward looking statements. Actual results could differ materially due to factors such as, customer base and mix, product mix. timely introduction and market acceptance of new products, price and competitive factors.

     Cost of sales as a percentage of net sales was 67.9% and 67.5% for the nine months ended June 29, 1996 and July 1, 1995, respectively. The percentage increase was due primarily to the lower sales volume at Precision Lamp due to the slowdown in the release of shippable product by a major customer as previously discussed.

     Research and development expenses, $3,594,000 or 7.6% of net sales for the nine months ended June 29, 1996, increased $211,000 from $3,383,000, or 8.1% of net sales for the nine months ended July 1, 1995. The majority of the increase occurred in Quartz for the development of lamps used in the processing of semiconductor materials and at Converter Power for the design of new power supplies.

     Marketing expenses in the nine months ended June 29, 1996 were $2,390,000, or 5.1% of net sales compared to $2,191,000, or 5.2% of net sales in the same nine month period a year ago. The $199,000 increase is primarily due to personnel additions, more travel and trade show attendance and an increased advertising program.

     General and administrative expenses, 8.2% of net sales in the nine months ended June 29, 1996 compared to 8.7% of net sales in the nine months ended July 1, 1995, increased $212,000. The increase between the two nine month periods was the result of additions to staff at Converter Power and expenses associated with ISO 9001 Certification.

     Other income (expense), net, primarily interest expense and interest income, increased $160,000 in the first nine months of fiscal 1996 from the first nine months of fiscal 1995. Interest income, for the first nine months of fiscal 1996, increased approximately $226,000 due mainly to $239,000 of interest associated with an income tax refund. Interest expense, for the nine months ended June 29, 1996, decreased approximately $66,000 from the nine months ended July 1, 1995 due to lower outstanding balances on the Company's term loan obtained to purchase the Company's two operating facilities in Sunnyvale coupled with a slightly lower interest rate.

     Income before provision for income taxes was $4,656,000 for the nine months ended June 29, 1996 compared to $3,966,000 for the nine months ended July 1, 1995. The provision for income taxes was 25% of income before provision for income taxes for the first nine months of fiscal 1996 compared to 22% of income before provision for income taxes for the first nine months of fiscal 1995. The 22% provision for income taxes for the first nine months of fiscal 1995 reflects a $238,000 income tax refund received in the third quarter of fiscal 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

NINE MONTHS ENDED JUNE 29, 1996 COMPARED TO NINE MONTHS ENDED JULY 1, 1995 (CONTINUED)
- --------------------------------------------------------------------------


     The Company believes that inflation and changing prices had no significant impact on sales or costs during the nine months ended June 29, 1996 or July 1, 1995.


LIQUIDITY AND FINANCIAL CONDITION
- ---------------------------------

     Net cash provided by operating activities totaled $1,798,000 in the nine months ended June 29, 1996 compared to $1,652,000 in the nine months ended July 1, 1995.

     During the first nine months of fiscal 1996, the Company made capital equipment acquisitions of $2,775,000, increased net borrowings under a working capital line of credit by $1,500,000, increased net borrowings under an equipment line of credit by $76,000 and made principal payments of $1,188,000 under a term loan for real estate acquisitions.

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

     Raw materials, work in process and finished goods have increased from September 30, 1995 by approximately $1,011,000, $477,000 and $179,000, respectively. The majority of the raw material increase is located at Precision Lamp and is anticipated to be consumed over the balance of calendar 1996 in the manufacture of product for its major customer. The work in process and finished goods inventory increases are spread over the various Company locations and are in anticipation of product shipments for the balance of fiscal 1996 and to reduce cycle time for customer needs.

     The Company has working capital of $13,717,000 and a current ratio of 2.13 to 1.0 at June 29, 1996. This compares with working capital of $11,066,000 and a current ratio of 1.94 to 1.0 at September 30, 1995. As of June 29, 1996, the
Company has $500,000 available under a $4,000,000 bank line of credit for working capital requirements with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.45% at June 29, 1996). This bank line of credit was increased to $6,000,000 subsequent to the quarter end at the same rate of interest. The Company also has available, at June 29, 1996, approximately $1,540,000 remaining on a $2,200,000 facility for capital equipment acquisitions at the same interest rate. At June 29, 1996, the Company was in compliance with all bank covenants. These financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet the Company's anticipated financial needs at least through fiscal 1996.

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


                                           ILC TECHNOLOGY, INC.






DATE:     August 9, 1996                   /S/ RONALD E. FREDIANELLI
                                           -------------------------
                                           Ronald E.Fredianelli
                                           Chief Financial Officer















DATE:     August 9, 1996                  /S/ HENRY C. BAUMGARTNER
                                           ------------------------
                                           Henry C. Baumgartner
                                           Chairman and Chief Executive Officer