Form 10-K
period 1996-09-28
ILC TECHNOLOGY INC
filed 1996-12-26
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  SEPTEMBER 28, 1996
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from
                            to
Commission file number             0-11360

                              ILC TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)
CALIFORNIA                                             94-1655721
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                   399 JAVA DRIVE, SUNNYVALE, CALIFORNIA 94089
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (408) 745-7900
                  --------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange on
                                             which registered
               NONE

Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 16, 1996, was approximately $50,929,417. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock on December 16, 1996 was 4,782,508.

     Parts of the following documents are incorporated by reference into Part III of this Annual Report and Form 10-K: (1) Proxy Statement for registrant's 1996 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

ITEM   DESCRIPTION                                                    PAGE

       PART I

1      Business                                                       1  - 7

2      Properties                                                     6  - 7

3      Legal Proceedings                                                7

4      Submission of Matters to a Vote of Security Holders              7


       PART II

5      Market for the Registrant's Common Equity and
       Related Stockholder Matters                                       8

6      Selected Financial Data                                           9

7      Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             9 - 13

8      Financial Statements and Supplementary Data                    14 - 32

9      Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                               33


       PART III

10     Directors and Executive Officers of the Registrant                33

11     Executive Compensation                                            33

12     Security Ownership of Certain Beneficial Owners
       and Management                                                    33

13     Certain Relationships and Related Transactions                    33


       PART IV

14     Exhibits, Financial Statement Schedule, and Reports
       on Form 8-K                                                       34

       Signatures                                                        35

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL
-------

     ILC Technology, Inc. ("ILC" or the "Company") designs, develops, and manufactures high intensity lamps and lighting products for the medical, industrial, communication, aerospace, scientific, entertainment and military industries. ILC Technology, Inc. was incorporated under the laws of the State of California on September 15, 1967. Its principal manufacturing and executive facilities are located at 399 Java Drive, Sunnyvale, California 94089. The Company's telephone number is (408) 745-7900.

     In September 1996, the Board of ILC voted to proceed with the divestiture of the Company's Precision Lamp, Inc. (PLI) subsidiary and therefore PLI is reported as discontinued operations in the accompanying consolidated financial statements. PLI is a manufacturer of miniature incandescent surface-mount lamps as well as liquid crystal display (LCD) backlight panels that incorporate the technology of the surface mount lamps.

BUSINESS STRATEGY
-----------------

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

PRODUCTS - FLASHLAMPS
---------------------

     The flashlamp line of products was ILC's founding product line. In August 1991, ILC purchased Q-Arc, Ltd., an arc lamp manufacturing company based in Cambridge, England.

     The Company makes pulsed and direct current arc lamps that are designed to satisfy a wide variety of laser and industrial applications requiring rigorous, high-performance standards. The primary source of sales, of which approximately 80% are for the replacement market, derives from industrial uses such as materials aging (solar simulation) and laser cutting, drilling, scribing and marking. Ancillary sales are generated by the medical field where lasers are utilized in cataract surgery and other exacting procedures. Production is highly labor-intensive and requires a lengthy training period to achieve a quality product. ILC anticipates that the market for flashlamps in low-energy laser pumping applications will erode as alternative technologies such as laser diode pumps become increasingly cost-effective; however, in high-powered laser applications, flashlamps remain more efficient at less than 50% of the total life cycle cost of laser diodes.

     The Company believes that growth in the flashlamp business is highly dependent on its ability to develop new applications for flashlamp technology. ILC continues to develop high growth arc lamp markets outside of the laser industry. Some of these include material aging (solar simulation), UV sterilization and curing, machine vision and spectrofluoroscopy. During 1996, sales of flashlamps to non-laser markets were approximately 11% of total flashlamp sales.

PRODUCTS - CERMAX(R) AND EQUIPMENT
----------------------------------

     The Company provides short arc xenon lamps that are optically pre-aligned, encased in a very safe ceramic body bonded to a metallized sapphire window, and are capable of transmitting the full

----------------------------------------------

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

     The market for Cermax(R) lightsources and related equipment used in endoscopy is composed of two segments - a high-intensity or critical segment and a low-intensity or non-critical segment. Critical endoscopy applications require high-intensity Cermax(R) lightsources with specialized power supplies due to the small size of the fiberoptic lightguide. Furthermore, as these applications often use video displays, high-intensity lightsources are required for good color rendition. The low-intensity market is dominated by manufacturers of halogen lightsources. Ancillary industrial uses for Cermax(R) lightsources include illuminating areas that are difficult to inspect such as nuclear reactors or jet engines. The Company has also targeted new non-medical lightsource markets which include analytical instruments, spot UV curing lightsources and Flash-Cermax(R) machine vision systems.

     During fiscal 1995, ILC announced the release of new high intensity lamps for video projection utilizing ILC's proprietary Daymax(R) and Cermax(R) technologies. During 1996, several of ILC's products were incorporated into high-end/professional and mid-range/business video projection systems of several original equipment manufacturers (OEMs), including Hughes-JVC, Ampro, Electrohome and Rank Brimar. Sony and Mitsubishi have also demonstrated preliminary versions of ILC's video projection lamps. ILC's video projection lamps are compatible with the key imaging devices including light valves, LCD's (Liquid Crystal Displays) or Texas Instrument's DMD's (Digital Micromirror Devices). ILC has also developed lamps for the low-end/commercial business segment which are now being evaluated by several OEMs. The Company's future growth will depend to a large extent on the successful introduction, marketing and commercial viability of video projection systems that will use the Company's products.

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

PRODUCTS - MERCURY XENON SHORT ARC LAMPS ("STEPPER LAMPS")
----------------------------------------------------------

     In fiscal 1995, the Company began commercial shipment of a new product, the mercury xenon short arc lamp ("stepper lamp"), which is used to expose patterns during the fabrication of semiconductor wafers. ILC is currently shipping a complete line of 1,000 and 2,000 watt stepper lamps. Each lamp, fully utilized, lasts for approximately 1-2 months. Accordingly, the Company expects that the product will generate a high repeat business.

     The market for stepper lamps is currently dominated by a Japanese competitor of the Company. ILC has invested heavily in ensuring the quality of its stepper lamps since end users perceive substantial risk in switching suppliers. In addition, ILC's stepper lamp does not require the end user to modify any of its maintenance procedures. The Company has worked extensively over the last four years with major U.S. end users of stepper equipment to qualify its stepper lamps at the major semi-conductor fabrication facilities.

----------------------------------------------------------------------

     During fiscal 1995, ILC established itself as the only qualified United States supplier of short arc stepper lamps used in semiconductor chip manufacturing equipment, a market that has been dominated by foreign manufacturers. In 1996, ILC's lamps were qualified by a number of key customers including IBM, Intel, Integrated Solutions, Inc. (ISI), and others. The failure of the Company's stepper lamp to achieve or sustain market acceptance would have a material adverse effect on the Company's results of operations.

     In October 1994, the Company purchased a 20,000 square foot office and manufacturing facility in Santa Clara, California for the Company's stepper lamp operations. The move to the new facility is expected to be completed in the second quarter of fiscal 1997. There can be no assurance that the move will not result in a short-term disruption in stepper lamp operations. In addition, the success of the Company's stepper lamp business depends in large part on the ability of the Company to manufacture stepper lamps efficiently and reliably over time. There can be no assurance that the Company will not experience manufacturng problems in the future that would result in product delivery delays or quality problems.

PRODUCTS - MERCURY CAPILLARY LAMPS
----------------------------------

     Mercury capillary lamps are manufactured using technology and processes that are similar to those developed for stepper lamps. The applications for capillary lamps include the photolithography of grid patterns on color TV screens and printed circuit boards for computers.

PRODUCTS - DAYMAX(R) METAL HALIDE
---------------------------------

     Daymax(R) lamps simulate stable daylight conditions. Originally developed for use in the space program, these products are now widely used throughout the entertainment business. Applications include: indoor and outdoor lighting for motion picture and television productions, high speed and special effects lighting, concert, disco and stadium lighting and theatrical lighting. Daymax(R) lamps are also used for solar simulation in certain scientific applications.

     The Company has developed DTI, a series of integral low-power metal halide lamps (less than 500 watts) for commercial projection, stage and medical applications. DTI lamps, using a rugged ceramic reflector, have been qualified for use in video projection systems and architectural lighting.

PRODUCTS - AEROSPACE
--------------------

     ILC offers standard, modified, and customer systems covering the visible, infrared, and ultraviolet spectrum to meet each space lighting requirement. The Company's lighting systems are key elements of NASA's Space Transportation System. These systems are installed in the Space Shuttle interior and exterior, on the Manned Maneuvering Unit, on Spacelab and in several experiments carried aboard the shuttle orbiters. Other ILC systems are being designed for use on International Space Station Alpha, in future shuttle experiments and payload packages and space robotic vehicles. ILC is the only domestic manufacturer of space lighting qualified to serve NASA and other government agencies in Japan and Europe.

     ILC aerospace lighting systems feature efficiency, reliability, ruggedness, light weight and full space qualification. New systems aimed to meet unique requirements can often be developed from ILC's large selection of space-qualified designs and components, substantially reducing development costs and lead times.

PRODUCTS - MILITARY
-------------------

     These products include infrared lamps used by the military on tanks and aircraft to deflect offensive heat seeking missiles. During fiscal 1996, the Company received a contract for approximately $1 million for a multi-faceted Cermax(R) high intensity discharge lamp which is used in the infrared guidance system of the TOW (Tube Launched Optically Guided Wire Controlled) missile for Hughes Aircraft.

PRODUCTS - CONVERTER POWER
--------------------------

     ILC acquired Converter Power, Inc. (CPI) in January 1993. CPI is a leading producer of high efficiency, small form factor lamp power sources built to fit compactly into a variety of systems. The Company designs and manufactures a full family of UL and TUV-approved power supplies which can be incorporated into OEM equipment. In addition, CPI has one OEM customer that purchases custom power supplies for equipment which services the ion implant sector of the semiconductor equipment manufacturing industry. In the fourth quarter of fiscal 1996, CPI experienced a significant reduction in orders from this customer. CPI must reduce its reliance on this major customer through additional sales of new products to other customers.

     CPI also provides power supplies which have been specifically engineered for ILC's Cermax(R) and metal halide lamps. This effort has enabled CPI to provide power sources which will be sold to OEMs.

MARKETING AND SALES
-------------------

     ILC sells its products through a direct sales force to OEMs and sells to end users through sales representatives and distributors. The sales organization includes Regional Sales Managers and a team of Market Development Managers with global responsibilities aligned along specific markets such as semicondcutor, video projection and medical. In addition, ILC maintains customer service groups at its facilities in California, Massachusetts and Cambridge, England to provide sales and customer service support to its customer base and network of foreign and domestic distributors.

     The European sales office located at the facilities of Q-Arc in Cambridge, England, sells and markets the complete line of lamp and equipment products and provides local support for European customers.

     For fiscal 1996, approximately 37.1% of the Company's net sales represented international sales, primarily in the Pacific Rim and Europe. Information regarding the Company's export sales and major customers is incorporated herein by reference to Note 3 of Notes to Consolidated Financial Statements.

BACKLOG
-------

     As of September 28, 1996, ILC's backlog of unfilled orders was approximately $28,091,000 ($26,839,000 relating to continuing operations) as compared to approximately $33,767,000 ($27,168,000 relating to continuing operations) at September 30, 1995. The Company includes in its backlog only orders which have been released by the customer for shipment within the next 12 months. Due to the possibility of customer changes in delivery schedules or cancellations of orders, backlog as of any particular date may not be representative of actual sales for any succeeding period.

MANUFACTURING
-------------

     ILC's lamp groups have built substantial expertise in the fields of sealing technology (ceramic-to- metal, quartz-to-metal, vacuum sealing), materials research, plasma physics, electrical engineering, optoelectronics, and electrode technology. With CPI, ILC obtained the essential power supply expertise necessary for providing OEMs with integrated solutions. The manufacturing of most of the Company's lamp and power supply products is labor and capital intensive, and accordingly, the labor force is highly skilled and experienced. The combination of ILC's technical and manufacturing expertise enables ILC to dominate its selected market niches for specialty lighting.

     ILC designs, develops, and manufactures a majority of its products in two facilities totaling 97,000 square feet. These adjoining buildings include lamp development laboratories, separate manufacturing facilities for xenon and krypton arc lamps, Cermax(R) lamps, Daymax(R) metal halide lamps, mercury short arc ("stepper") lamps, mercury capillary lamps, Cermax(R) equipment and Aerospace products. The Company also purchased, in October 1994, a facility in Santa Clara, California totalling approximately 20,000 square feet to accommodate stepper lamp manufacturing.

     The need for more production capacity for the subsidiaries of ILC prompted expansion of existing manufacturing facilities. Q-Arc purchased a new facility of approximately 36,000 square feet in June 1994 and occupied the new facility in early fiscal 1995. Q-Arc currently occupies approximately 25,000 of the 36,000 square feet and has available 11,000 square feet for future expansion. Converter Power recently occupied a 32,000 square foot facility in Beverly, Massachusetts.


     Q-Arc received ISO9002 certification in fiscal 1995 and ILC Sunnyvale became certified in fiscal 1996. CPI excepts to be certified in fiscal 1997. ISO certification ensures customers that ILC has a quality system that will result in continuous product quality improvement. It is a recognition of a commitment to quality throughout all sections of the organization.

PATENTS AND TRADEMARKS
----------------------

     The Company holds approximately 45 patents related to the key features of several of its products and several applications are pending. While these patents tend to enhance the Company's competitive position, management believes that the Company's success depends primarily upon its proprietary technological, engineering, production and marketing skills and the high quality of its products. The names of two of the Company's products, Cermax(R) and Daymax(R) are registered as trademarks in the United States Patent and Trademark Office and in many other countries in which the Company's products are sold.

     The Company's patents expire at various dates between 1997 and 2013. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Competitors of the Company also may be able to design around the Company's patents.

COMPETITION
-----------

     ILC competes on the basis of product performance, applications engineering, customer service, reputation and price. The Company competes in many markets in which technology develops and improves rapidly, stimulating ILC to enhance the capability of its products and technologies. Competitors consist of both large and small companies located in the United States, Japan and Europe.

-----------------------

They include EG&G Inc., Osram,  Philips,  Ushio,  Optical Radiation  Corporation
(ORC), Koto and Wolfram. In many market segments, the competition has established the bench mark for product acceptance at a very high level, causing ILC to continuously improve all phases of its processes for customer satisfaction. The Company believes that by exploiting segmented market areas in which ILC has technological, manufacturing and marketing strengths, ILC can compete effectively. At the same time, by focusing its product development and acquisition activities in these areas, the Company can defend its strengths and maintain its leadership in selected markets.

ENGINEERING AND RESEARCH
------------------------

     ILC's engineering, research, and development efforts consist of three main activities. The first area of activity is extensive application engineering in response to customer requirements. These activities result in customer specific products and modifications to existing products to satisfy the needs of the customers. The second area is that of joint engineering and development work made in connection with customer production contracts. The third area includes those projects funded by the Company to develop new products and technologies. The Company spent $4,534,000, $4,497,000 and $3,998,000 in fiscal 1996, 1995 and
1994, respectively, for Company funded research and development ($4,320,000, $4,279,000 and $3,694,000 in fiscal 1996, 1995 and 1994, respectively, spent for research and development in continuing operations). The Company's engineering and research personnel are engineers and scientists, all of whom have technical degrees.

EMPLOYEES
---------

     As of September 28, 1996, the Company had 616 full-time employees, comprised of 64 in research and engineering, 24 in marketing and sales, 485 in manufacturing and 43 in general and administrative positions. Of these employees, 52 in research and development, 22 in marketing and sales, 389 in manufacturing and 33 in general and administrative positions are associated with the continuing operations of the Company. ILC believes that its future success depends upon its continued ability to recruit and maintain highly skilled employees in all disciplines. Although competition for qualified personnel is strong, ILC has been successful in attracting and retaining skilled employees. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES
-------  ----------

     The Company owns and leases an aggregate of approximately 153,000 and 56,000 square feet, respectively, of office and manufacturing space in six separate buildings in Sunnyvale, Santa Clara and Cotati, California; Beverly, Massachusetts; and Cambridge, England. In Sunnyvale, the Company owns 97,000 square feet in two adjacent buildings. These buildings were constructed by the Company in 1977 and 1979, sold in 1982 and leased back from the new owners, and re-purchased from the landlord in August 1993. The Company leases to one tenant approximately 9,000 square feet of its space in Sunnyvale under a lease which expires in March 1997. In early October 1994, the Company purchased 20,000 square feet of office and manufacturing space in Santa Clara, California. In June 1994, the Company purchased 36,000 square feet of office and manufacturing space in Cambridge, England. Q-Arc currently occupies approximately 25,000 square feet with approximately 11,000 square feet available for future expansion. Precision Lamp moved into a new facility in July 1993. The lease for the 24,000 square feet of office and manufacturing space, located in Cotati, California, expires in 2003. The operations of Precision Lamp have been reclassified as discontinued operations. See Note 12 of Notes to Consolidated Financial Statements appearing elsewhere herein. Finally, Converter Power, in late fiscal 1995, entered into a lease to occupy approximately 32,000 square feet of office and manufacturng space in Beverly, Massachusetts. This lease

-------  ----------------------

     expires in September 2000. Converter Power moved into this new facility in the first quarter of fiscal 1996. CPI previously occupied a 15,000 square foot facility in Ipswich, Massachusetts. For a discussion of the Company's lease commitments, see Note 8 of Notes to Consolidated Financial Statements appearing elsewhere herein.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------


 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1996.

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------


     ILC's common stock is traded in the Nasdaq National Market (symbol ILCT). The high and low closing sales prices for the common stock on the Nasdaq National Market, are set forth below for the quarters as indicated:





          FISCAL 1996                                 HIGH              LOW
          -----------                                 ----              ---
         1st Quarter                                 111/2              83/4
         2nd Quarter                                 117/8              87/8
         3rd Quarter                                 14                1011/16
         4th Quarter                                 131/2             107/8


         FISCAL 1995                                 HIGH              LOW

         1st Quarter                                 103/8              71/2
         2nd Quarter                                 103/4              8
         3rd Quarter                                 111/8              83/4
         4th Quarter                                 111/4              9



     There were approximately 2,000 institutional and individual stockholders as of December 16, 1996. The closing sales price of the common stock on December 16, 1996 as reported by Nasdaq was $117/8. The Company intends to retain earnings for use in its business and does not expect to pay cash dividends in the foreseeable future. The Company's credit agreement with Union Bank provides that the Company shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the bank's prior written consent.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The following selected consolidated financial data of the Company, which has been reclassified to reflect the continuing operations of ILC and the discontinuted operations of PLI, should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                           FISCAL YEAR ENDED
                                  (in thousands except per share data)

                            1996       1995       1994       1993       1992
                          --------   --------  --------    --------   --------

Net sales ................$ 54,206   $ 49,496   $ 44,331   $ 42,250   $ 38,727

Income from continuing
 operations ..............   4,546      4,637      3,727      4,509      4,757

Income (loss) from
 discontinued operations .  (4,239)       (99)    (3,536)       250        193

Net income ...............     307      4,538        191      4,759      4,950


Earnings (loss) per share:
 Continuing operations ...     .92        .97        .77        .91        .96
  Discontinued operations     (.86)      (.02)      (.73)       .05        .04
                            -------    -------     ------    ------    -------
     Net income per share   $  .06     $  .95      $ .04     $  .96    $  1.00



Weighted average
  shares outstanding .....   4,923      4,765      4,825      4,980      4,956

Working capital ..........$ 15,155   $ 14,618   $ 11,366   $ 17,543   $ 16,399


Total assets .............  48,594     46,726     41,312     39,703     28,645

Total long-term debt .....   7,576      6,592      6,421      5,805      2,193

Total stockholders'
  equity .................$ 29,791   $ 28,802   $ 23,624   $ 24,565   $ 19,578




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL

         In September 1996, the Company's Board of Directors voted to proceed with the divestiture of the Company's Precision Lamp subsidiary based in Cotati, California. The accompanying consolidated financial statements have been restated to reflect the discontinued operations of the Precision Lamp business. Refer to Note 12 of Notes to Consolidated Financial Statements for a further discussion of discontinued operations. Accordingly, the following discussion and analysis of financial condition and results of operations reflects the activities of ILC Technology, Inc., Converter Power, Inc.
and Q-Arc, Ltd.

-------------------

     During fiscal 1996, 1995 and 1994, the Company derived approximately 39%,40% and 52%, respectively, of its net sales from the medical market. During fiscal 1996, 1995 and 1994, the Company's sales in the industrial market accounted for 46%, 47% and 34%, respectively, of net sales. In each of the fiscal years 1996, 1995 and 1994, the Company's sales in the aerospace market accounted for 8% of net sales. Products sold in the medical market are incorporated into products sold into the health-care and health-care related industries. These industries have recently been subject to significant fluctuations in demand which in turn have affected the demand for components used in these products. The Company expects sales to the medical market to continue to decrease as a percentage of net sales for the foreseeable future. aerospace sales have remained relatively constant over the last two fiscal years. Due to the continuing slowdown in military and defense spending, the Company does not expect aerospace sales to grow significantly from fiscal 1996 and 1995 levels.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "believes", "expects", "future", "may have", "will take place", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

CONTINUING OPERATIONS
---------------------

FISCAL 1996 COMPARED TO FISCAL 1995
-----------------------------------

     Net sales for fiscal 1996 were $54,206,000, an increase of 9.5% over fiscal 1995 net sales of $49,496,000. The $4,710,000 increase was primarily attributable to a $3.4 million sales increase in Cermax and related equipment sales, a $1.7 million sales increase in Quartz lamps and a $1 million sales increase in Flashlamps. These sales gains were offset by a $1.4 million sales decrease in Aerospace and at Converter Power. In the fourth quarter of fiscal 1996, Converter Power experienced a significant reduction in orders from a major customer that provides equipment to the semiconductor equipment industry. Converter Power must continue to reduce reliance on this major customer through additional sales of new products to other customers. This change in customer base and mix may have an unfavorable impact on gross margins in future quarters.

     Cost of sales as a percentage of net sales was 66.7% for fiscal 1996 compared to 64.2% for fiscal 1995. The percentage increase was due primarily to the sales decline from Converter Power's major customer discussed above coupled with cost revisions for a fixed price contract in Aerospace. In addition, although there was some improvement in the gross margin associated with Quartz lamp products in fiscal 1996 over fiscal 1995, the gross margin in both fiscal years remained negative. The ratio of inventory reserve to year end inventory in fiscal 1996, 1995 and 1994 was 18.6%, 20.0% and 26.3%, respectively.

     Research and development expense, 8.0% of net sales in fiscal 1996 compared to 8.6% of net sales in fiscal 1995, remained unchanged at approximately $4.3 million. In both fiscal years, the majority of the spending was concentrated in Quartz for the development of lamps used in the processing of semiconductor materials, in Cermax for lamps for video projection and at Converter Power for the design of new power supplies to compliment the lamps for video projection.

-----------------------------------------------

     Marketing expenses, 4.9% of net sales in both fiscal 1996 and 1995, increased $241,000 between the two fiscal years. The increase was the result of personnel additions and more travel and trade show attendance.

     As a percentage of net sales, general and administrative expenses were 8.1% in fiscal 1996 and 9.0% in fiscal 1995. In absolute dollars, the general and administrative spending level has remained constant at approximately $4.4 million.

     Amortization of intangibles of $120,000 in fiscal 1996 and 1995 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Interest income was $80,000 in fiscal 1996, compared to interest income of $265,000 in fiscal 1995 which amount included approximately $235,000 of interest income from an income tax refund in the third quarter of fiscal 1995. Interest expense associated with continuing operations, $542,000 in fiscal 1996 as compared to $589,000 in fiscal 1995, decreased approximately $47,000 between the two fiscal years due to a slightly lower interest rate. Interest expense is associated with a term loan obtained to purchase the Company's two operating facilities in Sunnyvale, a line of credit for working capital needs and an equipment line of credit for capital equipment acquisitions.

     The Company reported income from continuing operations before provision for income taxes of $6,061,000 in fiscal 1996 compared to income from continuing operations before provision for income taxes of $6,109,000 in fiscal 1995. The fiscal 1996 effective tax rate was 25% compared with a fiscal 1995 effective tax rate of 28%, exclusive of a $238,000 income tax refund received in the third quarter of fiscal 1995.

     As previously discussed, the Company's Board of Directors voted to proceed with the divestiture of Precision Lamp based in Cotati, California. The net operating results of this subsidiary have been reported as a $4,239,000 loss from discontinued operations in fiscal 1996. This amount includes the $840,000 operating loss of Precision Lamp for fiscal 1996 and an estimated loss for the disposal of discontinued operations of $3,399,000. The estimated loss for the disposal includes asset write downs of $3.3 million, a $500,000 charge for anticipated losses during the final disposition of the subsidiary and the write off of the unamortized balance of the Precision Lamp covenant-not-to- compete of approximately $470,000. The combined loss from discontinued operations is net of a $1,413,000 income tax benefit. Company management believes that the carrying value of the net assets from discontinued operations will be realized upon disposition through either a sale to a qualified buyer or an orderly liquidation of the business. The disposition of the business will take place in fiscal 1997. The Company believes that the disposition will improve cash flows, strengthen its financial position and provide the basis for improved financial performance in the future. (See Note 12 of Notes to Consolidated Financial Statements.)

     The Company believes that inflation and changing prices had no significant impact on sales or costs during fiscal 1996 and 1995.

FISCAL 1995 COMPARED TO FISCAL 1994
-----------------------------------

     Net sales for fiscal 1995 were $49,496,000, an increase of 11.7% over fiscal 1994 net sales of $44,331,000. The $5,165,000 increase was primarily attributable to a $4 million sales increase at Converter Power and a $1 million sales increase at Q-Arc. Although total net sales at ILC Technology remained unchanged between the two fiscal years, Cermax and related equipment sales decreased $2.4 million due to a reduction in the medical market. Flash and quartz lamp sales increased $1 million and Aerospace sales increased $1.4 million.

-----------------------------------------------

     As a percentage of net sales, cost of sales remained constant between fiscal 1995 and 1994 at 64.2% and 64.6%, respectively. The ratio of the inventory reserve to year end inventory in fiscal 1995, 1994 and 1993 was 20.0%, 26.3% and 16.5% respectively.

     Research and development expenses, 8.6% of net sales in fiscal 1995 compared to 8.3% of net sales in fiscal 1994, increased $584,000 between the two fiscal years. The majority of the increase was concentrated in the Quartz stepper lamp product.

     Marketing expenses, 4.9% of net sales in fiscal 1995 compared to 4.1% of net sales in fiscal 1994, increased $ 609,000. The increase between the two fiscal years was primarily due to the addition of personnel and more travel and trade show attendance.

     As a percentage of sales, general and administrative expenses were 9.0% in fiscal 1995 and 10.3% in fiscal 1994. The $87,000 decrease was due to the accrual in the second quarter of fiscal 1994 for early exit incentives for various long time ILC employees ($500,000) and the write off of a note receivable, doubtful of collection ($250,000). This decrease was partially offset by expenses incurred by Q-Arc in its move to a larger manufacturing facility and by personnel additions and other expenses at Converter Power, totalling approximately $650,000, in fiscal 1995.

     Amortization of intangibles of $120,000 in fiscal 1995 and 1994 represents the amortization of the covenant-not-to-compete arising from the acquisitions of Q-Arc in 1991.

     Interest income was $265,000 in fiscal 1995, which amount included approximately $235,000 of interest income from an income tax refund in the third quarter of fiscal 1995. Interest income in fiscal 1994 was $170,000. Interest expense associated with continuing operations was $589,000 in fiscal 1995 as compared to $289,000 in fiscal 1994. The $300,000 increase between the two fiscal years was due to additional borrowings on the Company's line of credit and equipment purchases.

     Due to the Company's decision in 1996 to divest of the Precision Lamp subsidiary, the Consolidated Statements of Operations for fiscal 1995 and 1994 were restated to reflect the discontinued operations of Precision Lamp. The Company reported income from continuing operations before provision for income taxes of $6,109,000 in fiscal 1995 compared to income from continuing operations before provision for income taxes of $5,402,000 in fiscal 1994. The fiscal 1995 provision for income taxes on continuing operations was 28% of income from continuing operations before provision for income taxes exclusive of a $238,000 income tax refund received in the third quarter of fiscal 1995. This compares with a fiscal 1994 provision for income taxes on continuing operations of 31% of income from continuing operations before provision for income taxes. The net loss from discontinued operations of $99,000 in fiscal 1995 represents the operating results of Precision Lamp and is net of an income tax benefit of $32,000. The net loss from discontinued operations of $3,536,000 in fiscal 1994 is net of a $523,000 income tax benefit and includes a $3.4 million write down of intangibles generated from the Precision Lamp acquisition. In assessing the recoverability of the unamortized goodwill and covenant-not-to-compete generated from the acquisition, management determined that an impairment occurred and recorded the $3.4 million charge.

     The Company believes that inflation and changing prices had no significant impact on sales or costs during fiscal 1995 and 1994.

LIQUIDITY AND FINANCIAL POSITION
--------------------------------

     Cash and cash equivalents increased to $1,829,000 in fiscal 1996 from $1,530,000 in fiscal 1995. Cash provided from operations amounted to $1,597,000 in fiscal 1996, a decrease of $952,000 from $2,549,000 in fiscal 1995. During fiscal 1996, the Company made capital equipment purchases of $3,187,000. In fiscal 1996, the Company increased its net borrowings under its line of credit by $3,000,000, increased its net borrowings under an equipment line by $180,000 and paid down a term loan by $1,584,000. In fiscal 1995, the Company used cash of $1,745,000 to purchase land and a new manufacturing facility in Santa Clara, California and made capital equipment acquisitions of $2,518,000. During fiscal 1995, the Company increased its net borrowings under its line of credit by $2,000,000, increased its net borrowings under an equipment line by $670,000 and paid down a term loan by $1,578,000. In fiscal 1994, the Company used cash of $2,701,000 to purchase a new office and manufacturing facility in Cambridge, England, deposited $1,300,000 for the purchase of land and a manufacturing facility in Santa Clara, California and paid $312,000 for land in Cotati, California. Capital equipment acquisitions in fiscal 1994 amounted to $1,672,000. In fiscal 1994, the Company increased its net borrowings under a term loan for real estate acquisitions by $800,000 and increased the net borrowings under an equipment line by $591,000. In addition, in fiscal 1994, the Company also repurchased, on the open market, 204,000 shares of its common stock for $1,556,000.

     The Company has working capital of $15,155,000 and a current ratio of 2.45 to 1.0 at September 28, 1996. This compares with working capital of $14,618,000 and a current ratio of 2.29 to 1.0 at September 30, 1995. As of September 28, 1996, the Company had $1,000,000 unused on a $6,000,000 bank line of credit with interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.4% at September 28, 1996). The Company also has available approximately $1,100,000 remaining on a $2,200,000 equipment credit facility at the above interest rate. This credit facility can be increased to accommodate the capital equipment needs of the Company. In fiscal 1997, ILC anticipates making capital expenditures of approximately $2.5 million. These financial resources, together with anticipated additional resources to be provided from continuing operations, are expected to be adequate to meet the Company's working capital needs, capital equipment requirements and debt service obligations at least through fiscal 1997.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is not required to adopt the provisions of this statement until its fiscal year 1997. The provisions of this statement must be made on a prospective basis. The Company plans to adopt the disclosure provisions of this statement in 1997, and therefore the effect on its financial position and results of operations, upon adoption, will not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



         TABLE OF CONTENTS                                           PAGE
         -----------------                                           ----




Consolidated Balance Sheets - September 28,
  1996 and September 30, 1995                                       15 - 16

Consolidated Statements of Operations for the Three
  Fiscal Years Ended September 28, 1996                                17

Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended September 28, 1996                  18

Consolidated Statements of Cash Flows for the Three
  Fiscal Years Ended September 28, 1996                              19 - 20

Notes to Consolidated Financial Statements                           21 - 30

Form 10-K Schedule                                                      31
Report of Independent Public Accountants                                32

                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995




                                     ASSETS
                                     ------




                                                        1996            1995
                                                        ----            ----

Current assets:

 Cash and cash equivalents .....................     $ 1,828,807     $ 1,529,863

 Accounts receivable, less allowance
  for doubtful accounts of $312,358
  and $409,440, respectively ...................       9,494,246       8,450,977



 Receivable from long-term contracts ...........         861,427         610,122

 Inventories ...................................       8,901,528       7,533,090

 Deferred tax asset ............................       2,158,000       1,454,000

 Prepaid expenses ..............................         208,320         122,244

 Net assets from discontinued operations .......       2,178,383       6,249,401
                                                     -----------     -----------

        Total current assets ...................      25,630,711      25,949,697
                                                     -----------     -----------


Property and equipment, net ....................      21,176,431      19,560,683

Covenants-not-to-compete, net of
 accumulated amortization and
 writedown of $3,195,524 and
 $2,435,354, respectively ......................         356,641         475,521

Other assets ...................................         680,013         739,836
                                                     -----------     -----------

                                                     $48,593,796     $46,725,737
                                                     ===========     ===========


















     The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------






                                                          1996          1995
                                                          ----          ----

Current liabilities:

   Accounts payable ................................   $ 3,643,496   $ 3,763,998
   Accrued payroll and related items ...............     1,263,741     1,601,111
   Other accrued liabilities .......................     1,146,822     1,121,321
   Current portion of non-compete obligation .......       390,000       520,000
   Current portion of long-term debt ...............     2,545,600     2,455,500
   Accrued income taxes payable ....................     1,486,518     1,869,494
                                                       -----------   -----------

         Total current liabilities .................    10,476,177    11,331,424
                                                       -----------   -----------

Long-term liabilities, net of current portion:

   Long-term debt ..................................     7,370,164     5,898,040
   Non-compete obligation ..........................          --         390,000
   Other accruals ..................................       206,235       304,074
                                                       -----------   -----------

         Total long-term liabilities ...............     7,576,399     6,592,114
                                                       -----------   -----------

Commitments and contingencies (Note 7)

Stockholders' equity:

   Common stock, no par value; 10,000,000
     shares authorized; 4,782,508 shares and
     4,683,174 shares outstanding, respectively ....     6,815,109     6,132,914

   Retained earnings ...............................    22,976,111    22,669,285
                                                       -----------   -----------

         Total stockholders' equity ................    29,791,220    28,802,199
                                                       -----------   -----------

                                                       $48,593,796   $46,725,737
                                                       ===========   ===========
















     The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 28, 1996







                                               1996        1995        1994
                                               ----        ----        ----

Net sales .................................$54,206,424  $49,496,029  $44,331,237

Costs and expenses:
  Cost of sales ........................... 36,180,448   31,799,916   28,654,362
  Research and development ................  4,319,650    4,278,697    3,694,392
  Sales and marketing .....................  2,645,952    2,404,856    1,795,930
  General and administrative ..............  4,417,446    4,459,726    4,546,290
  Amortization of intangibles .............    120,000      120,000      120,000
                                           -----------   ----------  -----------
                                            47,683,496   43,063,195   38,810,974

Income from continuing operations before
 provision for income taxes and interest
 expense ..................................  6,522,928    6,432,834    5,520,263


Interest expense, net .....................    461,898      323,757      118,597
                                            ----------   ----------   ----------

Income from continuing operations before
 provision for income taxes ...............  6,061,030    6,109,077    5,401,666

Provision for income taxes on continuing
 operations ...............................  1,515,000    1,472,000    1,675,000
                                            ----------  -----------   ----------

Income from continuing operations .........  4,546,030    4,637,077    3,726,666

Discontinued operations:
  Operating loss net of tax benefit of
   $280,004, $32,000 and $523,000 in
   1996, 1995 and 1994, respectively ......   (840,217)     (99,143) (3,536,053)

  Estimated loss on disposal, including
   $500,000 for operating losses during the
   phase out, net of tax benefit of
   $1,132,996                               (3,398,987)          --          --
                                           -----------   ----------    ---------

  Loss from discontinued operations ....... (4,239,204)     (99,143) (3,536,053)
                                           -----------   ----------- -----------

Net income ............................... $   306,826   $4,537,934  $  190,613
                                           ===========   ==========  ===========



Earnings (loss) per share:
 Earnings from continuing operations ......$      0.92    $    0.97  $     0.77
 Loss from discontinued operations ........      (0.86)       (0.02)      (0.73)
                                           -----------    ---------- -----------

Net income per share
                                           $      0.06    $    0.95  $     0.04
                                           ===========    =========  ===========


Weighted average shares outstanding used
 to compute net income (loss) per share ...  4,923,132    4,764,989   4,825,009
                                           ===========    =========   =========







     The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 28, 1996






                                           Common
                                Common      Stock      Retained
                                Shares     Amount      Earnings        Total

Balance at October 2, 1993 ..  4,619,476  $ 6,623,828  $17,940,738  $24,564,566

  Net income ................          -            -      190,613      190,613

  Issuance of common stock
    under stock purchase plan     25,475      196,590            -      196,590

  Exercise of stock options .     82,000      227,420            -      227,420

  Repurchase of common stock    (204,000)  (1,555,500)           -   (1,555,500)
                              ----------   -----------  ----------   -----------



Balance at October 1, 1994 ..  4,522,951    5,492,338   18,131,351   23,623,689

  Net income ................          -            -    4,537,934    4,537,934

  Issuance of common stock
    under stock purchase plan     37,973      266,575            -      266,575

  Exercise of stock options .    132,250      450,751            -      450,751

  Repurchase of common stock     (10,000)     (76,750)           -      (76,750)
                               ----------  -----------  ----------  ------------



Balance at September 30, 1995  4,683,174    6,132,914   22,669,285   28,802,199

  Net income ................          -            -      306,826      306,826

  Issuance of common stock
    under stock purchase plan     34,209      279,068            -      279,068

  Exercise of stock options .     65,125      403,127            -      403,127
                              ----------   ----------   ----------   ----------




Balance at September 28, 1996  4,782,508   $6,815,109  $22,976,111  $29,791,220
                              ==========   ==========  ===========  ===========















                    The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 28, 1996






                                           1996          1995          1994
                                           ----          ----          ----

Cash flows from operating activities:

  Net Income .......................   $   306,826    $4,537,934    $ 190,613

  Adjustments to reconcile net income
   to net  cash  provided  by
   operating activities:

     Depreciation and
      amortization ..................    1,570,809     1,450,597      948,313

    Provision for doubtful accounts
     and note .......................       38,804       102,861      383,902

    Provision for inventory
     obsolescence ...................      520,006       169,034    1,772,346

    Net loss on property and equipment
     sold or retired .................           -        26,367            -

    Amortization of non-compete
     agreements ......................     118,880       118,881      118,880

    Changes in assets and liabilities:
      Decrease in marketable
       securities ....................           -       998,129      438,078

      (Increase) decrease in accounts
       receivable ....................  (1,333,378)   (2,467,329)     167,344

      Increase in inventories ........  (1,888,444)   (1,685,743)  (1,846,314)

      (Increase) decrease in deferred
       tax asset .....................    (704,000)      951,000   (1,016,000)

      (Increase) decrease in prepaid
       expenses ......................     (86,076)      406,556     (229,338)

      (Increase) decrease in other
       assets ........................      59,823       (98,397)     183,044

      Increase (decrease) in accounts
       payable .......................    (120,502)      300,709       21,467

      Increase (decrease) in accrued
       liabilities ...................    (956,660)     (637,731)   1,657,530

     Net changes in assets and
      liabilities from discontinued
      operations .....................   4,071,018    (1,623,516)   2,850,679
                                       -----------    -----------  ----------

         Total adjustments ...........   1,290,280    (1,988,582)   5,449,931
                                       -----------    -----------  ----------

         Net cash provided by
          operating activities .......   1,597,106     2,549,352    5,640,544
                                       -----------   -----------   ----------

Cash flows from investing activities:

  Purchase of land and real
   estate ............................          -     (3,045,412)  (3,012,844)

  (Increase) decrease in deposit on
   land and building purchase ........          -      1,300,000   (1,300,000)

  Investment in joint venture ........          -       (450,000)           -

  Capital expenditures ............... (3,186,557)    (2,517,541)  (1,671,942)
                                      -----------    -----------   ----------

         Net cash used in
          investing activities ....... (3,186,557)    (4,712,953)  (5,984,786)
                                      -----------    -----------  -----------












     The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 28, 1996

                                   (CONTINUED)




                                         1996           1995           1994
                                         ----           ----           ----

Cash flows from financing activities:

  Principal borrowings under line
   of credit ........................$ 9,500,000    $ 8,450,000    $      -

  Principal repayments under line
   of credit ........................ (6,500,000)    (6,450,000)           -

  New borrowings under equipment
   line .............................  1,555,000      1,720,089      1,090,702

  Principal repayments under
   equipment line ................... (1,374,800)    (1,049,958)      (499,225)

  Principal borrowings under
   term loan ........................          -              -      1,333,333

  Principal repayments under
   term loan ........................ (1,584,000)    (1,578,000)      (533,333)

  Payments under non-compete
   agreement ........................   (390,000)      (520,000)      (520,000)

  Proceeds from issuance of
   common stock .....................    682,195        717,326        424,010

  Repurchase of common stock ........          -        (76,750)    (1,555,500)
                                      ----------    -----------    -----------

    Net cash provided by (used in)
     financing activities............  1,888,395      1,212,707       (260,013)
                                     -----------    -----------    -----------

    Net increase (decrease) in
     cash and cash equivalents.......    298,944       (950,894)      (604,255)


Cash and cash equivalents at
 beginning of year ..................  1,529,863      2,480,757      3,085,012
                                     -----------    -----------    -----------

Cash and cash equivalents at
 end of year ........................$ 1,828,807    $ 1,529,863    $ 2,480,757
                                     ===========    ===========    ===========






                                          1996        1995         1994
                                          ----        ----         ----

Supplemental disclosures of cash flow information:


Cash paid during the year for:
  Interest - continuing operations .   $  542,061   $589,200   $  288,669
  Interest - discontinued operations       77,714    106,341       50,082
  Income taxes .....................    1,055,000    909,000    2,500,539







Supplemental disclosures of noncash investing and financing activities:

A capital lease obligation of $174,268 was incurred in fiscal 1994 when the Company entered into a capital lease for new computer equipment.








     The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1996



1.  THE COMPANY
    -----------

     ILC Technology, Inc. (the "Company") was incorporated on September 15, 1967. The Company designs, develops and manufactures high intensity lamps and lighting products the medical, industrial, communication, aerospace, scientific, entertainment and military industries. The Company develops and manufactures the majority of its products at its headquarter facilities in California and the remainder at its subsidiary facilities in Massachusetts and the United Kingdom.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF PRESENTATION
---------------------

     The financial statements include the accounts of ILC Technology, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Fiscal years 1995 and 1994 were restated to reflect the Company's decision to discontinue the operations of Precision Lamp, Inc. (see Note 12). None of these restatements had any impact on net income in any of the prior years.

     The Company's fiscal year end is the Saturday closest to September 30.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS
-------------------------------------------------------

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


INVENTORIES
-----------

     Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead. Inventories at September 28, 1996 and September 30, 1995, net of inventory reserves of $2,034,258 and $1,881,026, respectively, consisted of:

    ------------------------------------------------------

INVENTORIES (CONTINUED)
-----------------------


                                             1996                     1995
                                             ----                     ----

Raw materials ........................   $4,802,839                $4,398,553
Work-in-process ......................    2,549,805                 1,981,414
Finished goods .......................    1,548,884                 1,153,123
                                         ----------                ----------
Total inventories.....................   $8,901,528                $7,533,090
                                         ==========                ==========



DEVELOPMENTAL AND MANUFACTURING CONTRACTS
-----------------------------------------

     The Company contracts with the U.S. Government and other customers for the development and manufacturing of various products under both cost-plus-fixed-fee and fixed-price contracts. Revenues are recognized under these contracts using the percentage of completion method, whereby revenues are reported in the proportion that costs incurred bear to the total estimated costs for each contract. Periodic reviews of estimated total costs during the performance of such contracts may result in revisions of contract estimates in subsequent periods. Any loss contracts are reserved at the time such losses are determined. Revenues from these contracts were less than 10% of net revenues during 1996, 1995 and 1994.

DEPRECIATION AND AMORTIZATION
-----------------------------

     Depreciation and amortization on property and equipment are provided on a straight-line basis over estimated useful lives of 3 to 31.5 years, except for leasehold improvements which are amortized over the terms of the leases.

NET INCOME (LOSS) PER SHARE
---------------------------

     Net income (loss) per share is computed based on the weighted average number of common shares and common equivalent shares (using the treasury stock) outstanding during the period. Fully diluted net income (loss) per share is not significantly different from net income (loss) per share as reported.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is not required to adopt the provisions of this statement until its fiscal year 1997. The provisions of this statement must be made on a prospective basis. The Company plans to adopt the disclosure provisions of this statement in 1997, and therefore the effect on its financial position and results of operations, upon adoption, will not be significant.

COVENANTS-NOT-TO-COMPETE
------------------------

     The covenant-not-to-compete relates to the Q-Arc acquisition that took place in 1991. This is being amortized over the period of the covenant.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." The Company adopted the provisions of this statement in fiscal 1996. The effect on its financial position and results of operations were not significant. The Company

    ------------------------------------------------------

COVENANTS-NOT-TO-COMPETE (CONTINUED)
------------------------------------

quarterly evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of these intangibles may warrant revision or that the remaining balances of intangibles may not be recoverable. When factors indicate that intangibles should be evaluated for possible impairment, the Company uses an estimate of the related subsidiary's undiscounted cash flow over the remaining life of the intangibles in measuring whether the intangibles are recoverable. As part of the Company's decision to discontinue the operations of its Precision Lamp subsidiary, the unamortized balance of the covenant-not-to-compete ($470,000) was written off in the fourth quarter of fiscal 1996.

INVESTMENT IN JOINT VENTURE
---------------------------

     In February 1995, the Company invested $450,000 in a lamp manufacturer located in Japan. The Company's investment represents a 49% ownership interest in the equity of the investee, consequently the Company accounts for its investment using the equity method of accounting. The Company's investment is included in Other Assets in the accompanying consolidated balance sheets and its proportionate interest in the income of the investee of $20,000 and $89,000 in fiscal 1996 and 1995, respectively, is included in the accompanying consolidated statements of operations.


3.  REVENUES
    --------

     The Company recognizes revenue on all product sales upon shipment of the product. The Company accrues for estimated warranty obligations at the time of the sale of the related product based upon its past history of claims experience and costs to discharge its obligations.

     The  Company  operates  in  a  single  industry  segment,   the  designing,
developing, manufacturing and marketing of high performance light source products. Revenues from continuing operations are geographically summarized as follows (in thousands):


                                       1996             1995            1994
                                       ----             ----            ----

United States ....................   $34,088            32,533         $26,966
Europe ...........................     6,920             5,964           4,380
Asia .............................    12,700            10,951          12,819
Other international...............       498                48             166
                                     -------           -------         -------
                                     $54,206           $49,496         $44,331
                                     =======           =======         =======



Customers comprising more than 10% of net sales from continuing operations are as follows:


                                    1996           1995            1994
                                    ----           ----            ----

Customer A.....................     15.0%          12.2%           17.8%
Customer B.....................     11.5%          12.0%            *


*less than 10% of net sales

    --------------------

     The Company provides credit in the form of trade accounts receivable to its customers. The Company does not generally require collateral to support customer receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

     Approximately 39%, 40% and 52% of the Company's sales in fiscal 1996, 1995 and 1994, respectively, were to customers in the medical industry. This industry has experienced significant fluctuations in demand and the Company expects sales to the medical market to decrease as a percentage of net sales in the foreseeable future. Customer B, referred to above, is in the semiconductor equipment industry and is a major customer of Converter Power. In the fourth quarter of fiscal 1996, Converter Power experienced a significant reduction in orders from this customer. Management believes that inventory at Converter Power is stated at the lower of cost or net realizable value.

4.  PROPERTY AND EQUIPMENT
    ----------------------

     Property and equipment at September 28, 1996 and September 30, 1995 consisted of:


                                         1996            1995
                                         ----            ----

Property and equipment, at cost:
   Machinery and equipment ......   $ 15,047,138    $ 13,705,702
   Land and buildings ...........     14,955,738      14,504,768
   Furniture and fixtures .......        601,822         617,800
   Equipment under capital lease         174,268         174,268
   Leasehold improvements .......        598,814          95,536
   Construction-in-progress .....      1,011,601         172,951
                                    ------------    ------------
                                      32,389,891      29,271,025
Less accumulated depreciation and
   amortization .................    (11,212,950)     (9,710,342)
                                    ------------    ------------

Property and equipment, net .....   $ 21,176,431    $ 19,560,683
                                    ============    ============



5.  BANK BORROWINGS
    ---------------

     As of September 28, 1996 and September 30, 1995, borrowings outstanding under the Company's credit facilities consisted of:

                               1996           1995
                               ----           ----

Line of credit .........   $ 5,000,000    $ 2,000,000
Term note ..............     2,638,000      4,222,000
Equipment line of credit     2,191,200      2,011,000
Other capital lease ....        86,564        120,540
                           -----------    -----------
                             9,915,764      8,353,540

Less: current portion ..    (2,545,600)    (2,455,500)
                           -----------    -----------

Long-term debt .........   $ 7,370,164    $ 5,898,040
                           ===========    ===========

    ---------------------------

     Aggregate maturities for long-term debt during the next five years are approximately: 1997 - $2,545,600, 1998 - $2,283,600, and none in 1999, 2000 and
2001.

     All of the above credit facilities are secured by all of the property of the Company.

     The Company has a $6 million line of credit available with a bank which expires in March 1998. Borrowings under this line are at 2% above the LIBOR rate (London Interbank Offer Rate) (7.4% at September 28, 1996) and are limited to 75% of eligible accounts receivable. Under the covenants of the loan agreement, unless written approval from the bank is obtained, the Company is restricted from entering into certain transactions and is required to maintain certain specified financial covenants and profitability. As of September 28, 1996, the Company was not in compliance with all covenants but has obtained a waiver from the bank.

     The average balance outstanding (based on month-end balances) under the line of credit in 1996 was $2,595,833. The maximum borrowings were $5,000,000 at an average interest rate of 7.4% for 1996. At September 30, 1995, $2 million was outstanding under the line of credit. As of September 28, 1996, $1 million was available for future borrowings under this line of credit.

     In addition, in connection with the purchase of its Sunnyvale manufacturing facilities, the Company entered into a term note with a bank for $5,000,000 in 1993, which was subsequently increased to $6,333,333 in 1994. The note matures in August 1998. The term loan requires monthly principal payments equal to one-forty-eighth of the principal amount plus interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.4% at September 28, 1996). The term loan is a reducing revolving credit facility which allows for principal pre-payments and the flexibility for re-borrowing up to the maximum amount that would be outstanding under the term loan given normal amortization to the date of re-borrowing.

     The Company also has available a $2.2 million equipment line of credit for 100% of the purchase cost of new equipment, which expires in March 1997. Borrowings under this line bear interest at 2% above the LIBOR rate (7.4% at September 28, 1996), with principal balances amortized over a 2 year period. At September 28, 1996, the Company had approximately $1,096,000 available for future borrowings under this line of credit.

6.  INCOME TAXES
    ------------

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to accounting for income taxes.

     Income from continuing operations before provision for income taxes consists of the following for fiscal 1996, 1995 and 1994, respectively:


                                  1996             1995              1994
                                  ----             ----              ----

U.S. ......................   $4,897,389        $5,588,040        $5,030,336
Foreign....................    1,163,641           521,037           371,330
                              ----------        ----------        ----------
                              $6,061,030        $6,109,077        $5,401,666
                              ==========        ==========        ==========

    ------------------------

The components of the provision for income taxes on continuing operations are as follows:


                                       1996           1995           1994
                                       ----           ----           ----

Federal -
         Current ...............   $ 1,559,000    $   833,000    $ 2,373,000
         Deferred ..............      (600,000)       581,500       (902,000)
                                   -----------    -----------    -----------
                                       959,000      1,414,500      1,471,000
                                   -----------    -----------    -----------
Foreign -
         Current ...............       384,000           --             --

State -
         Current ...............       276,000        199,000        493,000
         Deferred ..............      (104,000)        96,500       (289,000)
                                   -----------    -----------    -----------
                                       172,000        295,500        204,000
                                   -----------    -----------    -----------

Federal refund received ........          --         (238,000)          --
                                   -----------    -----------    -----------

Total provision for income taxes
 on continuing operations ......   $ 1,515,000    $ 1,472,000    $ 1,675,000
                                   ===========    ===========    ===========



The major components of the deferred tax account, as computed under SFAS No. 109, are as follows:

                                                     1996           1995
                                                     ----           ----

Reserve for loss on disposal of discontinued
  operations, not currently deductible for tax
  purposes ...................................   $ 1,133,000    $       -
Inventory reserve ............................       877,000        838,000
Bad debt reserve .............................        92,000        271,000
Warranty reserve .............................       128,000        105,000
Accruals not currently deductible for
  tax purposes ...............................       381,000        448,000
Amortization of covenant-not-to-compete ......       202,000        278,000
Excess of tax over book depreciation .........      (988,000)      (801,000)
Other items, individually insignificant ......       333,000        315,000
                                                 -----------    -----------

                                                 $ 2,158,000    $ 1,454,000
                                                 ===========    ===========


The provision for income taxes on continuing operations differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income from continuing opertions before taxes as follows:


                                  1996            1995          1994
                                  ----            ----          ----

Computed expected provision   $ 2,121,000    $ 2,138,000    $ 1,891,000
State tax .................       364,000        367,000        324,000
FSC commission ............      (181,000)      (216,000)      (259,000)
General business credits ..      (218,000)      (203,000)       (72,000)
Refund received ...........          --         (238,000)          --
Other items, indivdually
 insignificant ............      (571,000)      (376,000)      (209,000)
                              -----------    -----------    -----------
                              $ 1,515,000    $ 1,472,000    $ 1,675,000
                              ===========    ===========    ===========

    ------------------------

     During the second quarter of fiscal 1995, the Company received a refund of $238,000 from the Internal Revenue Service (IRS) related to tax returns filed in previous years, which were examined by the IRS. This amount was recorded as a reduction of the fiscal 1995 tax provision upon receipt of the refund. An additional $235,000 of interest related to the refund amount was received and was included in interest income in fiscal 1995.

7.  EMPLOYEE RETIREMENT PLAN
    ------------------------

     On January 1, 1984, the Company adopted a thrift incentive savings plan (the "Plan"). The Plan is qualified under section 401(k) of the Internal Revenue Code and is available to all full-time employees with one or more years of employment with the Company. Under the terms of the Plan, participating employees must contribute at least 2% of their salary to the Plan, and the Company contributes (as a matching contribution) 100% of this amount. Employees may also contribute an additional amount up to 13% of their salary to the Plan, with no further contributions by the Company. The Company's contributions vest at a rate of 20% per year, commencing on the first anniversary of employment. Total employer matching contributions under the Plan were $226,000, $212,000, and $163,000 for the fiscal years 1996, 1995 and 1994, respectively. The expense to continuing operations was $188,000, $171,000 and $138,000 for fiscal years 1996, 1995 and 1994, respectively.

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

     At September 28, 1996, the future minimum rental payments under all building leases for fiscal 1997 through 2001 are approximately $423,000, $424,000, $444,000, $444,000 and $226,000, respectively, and $434,000 thereafter. The amounts total $2,395,000. The future minimum rental payments for continuing operations, under all building leases for fiscal 1997 through 2001, are approximately $207,000, $207,000, $218,000, $218,000 and none in 2001. The amounts total $850,000.

     For fiscal years 1996, 1995 and 1994, rental expense was approximately $442,000, $277,000 and $318,000 respectively. Rental expense for continuing operations was $226,000, $61,000 and $102,000 for fiscal years 1996, 1995 and 1994, respectively.

9.  STOCK OPTION AND PURCHASE PLANS
    -------------------------------

     Under the 1992 Stock Option Plan ("Plan"), the Company may grant options to employees and directors. The Company has reserved 400,000 shares for issuance under the Plan. In November 1996, the Board of Directors authorized an additional 175,000 shares for issuance under the Plan, subject to shareholder approval. The exercise price per share for stock options cannot be less than the fair market value on the date of grant. Options granted are for a ten-year term and generally vest ratably over a period of four years commencing one year after the date of grant. The Plan provides for the automatic grant of a nonstatutory stock option to purchase shares of Common Stock to each outside Director annually during the Company's third fiscal quarter. During fiscal 1996, each outside Director was granted an automatic option to purchase a total of 5,000 shares of the Company's Common Stock. The Company's 1983 Stock Option Plan expired in 1993 and no further options have been granted under this Plan since then. A summary of the option transactions is as follows:

    -------------------------------------------

                                              OPTIONS OUTSTANDING
                                              -------------------

                                 Options         Number
                                Available          of            Price per
                                Fof Grant        Shares            Share

Balance at October 2, 1993 ..    159,624         746,027       $ 1.09-11.50

 Granted ....................    (74,000)         74,000       $ 7.38-11.00
 Canceled ...................     18,000         (18,000)      $ 3.75-11.50
 Exercised ..................          -         (82,000)      $ 1.09 -8.75
                                --------        --------       ------------


Balance at October 1, 1994 ..    103,624         720,027       $ 1.09-11.50

 Granted ....................    (28,000)         28,000       $       9.50
 Canceled ...................     34,000         (34,000)      $ 8.75-11.50
 Exercised ..................          -        (132,250)      $ 2.13 -8.75
                                --------        --------       ------------


Balance at September 30, 1995    109,624         581,777       $1.09 -11.50

 Additional shares approved .    200,000               -                  -
 Granted ....................   (205,000)        205,000       $ 9.00-11.25
 Canceled ...................     92,125         (92,125)      $ 8.75-11.50
 Exercised ..................          -         (65,125)      $ 1.09-11.50
                                --------        --------       ------------


Balance at September 28, 1996    196,749         629,527       $ 1.09-11.50
                                ========        ========       ============

Options exercisable at
 September 28, 1996 .........                    416,965       $ 1.09-11.50
                                                ========       ============



     If all options outstanding at September 28, 1996 were exercised, the total proceeds to the Company would be approximately $4.7 million (unaudited).

     Under the Company's Employee Stock Purchase Plan, the Company has reserved 300,000 shares of common stock for issuance to participating employees who have met certain eligibility requirements. In November 1996, the Board of Directors authorized an additional 50,000 shares for issuance under the Plan, subject to shareholder approval. The number of shares available for purchase by each participant is based upon annual base earnings and at a purchase price equal to 85% of the fair market value at the beginning or the end of the quarter of purchase, whichever is lower. As of September 28, 1996, 61,588 shares were available for future purchase.

10.  OTHER INCOME/EXPENSE
     --------------------

Other (income) expense consists of the following:

                                     1996        1995          1994
                                     ----        ----          ----


Interest income ...............   $ (80,163)   $(265,443)   $(170,072)
Interest expense ..............     542,061      589,200      288,669
                                  ---------    ---------    ---------

Net interest expense related to
 continuing operations ........   $ 461,898    $ 323,757    $ 118,597
                                  =========    =========    =========

11.  ACQUISITIONS
     ------------

     In August 1991, the Company acquired all the outstanding stock of Q-Arc Ltd. of Cambridge, England for $1,400,000 in cash and the assumption of certain liabilities. Q-Arc is a manufacturer of specialty lamps for laser and non-laser applications. This transaction was accounted for as a purchase and accordingly, all assets were revalued to their respective fair values. The acquisition price was equal to the fair value of net assets acquired. Net assets included a covenant-not-to-compete of approximately $951,000. The covenant is being amortized over an eight year period. At September 28, 1996, the unamortized balance of the Q-Arc covenant-not-to-compete is approximately $357,000.

12.  DISCONTINUED OPERATIONS
     -----------------------

     In September 1996, the Company's Board of Directors voted to proceed with the divestiture of the Company's Precision Lamp subsidiary based in Cotati, California. The Company plans to dispose of Precision Lamp either through a sale to a qualified buyer or by an orderly liquidation of the business if no buyer is located within one year. As a result of the Company's plan, an estimated loss on disposal of $3,399,000, net of a tax benefit of $1,133,000, was recorded in the fourth quarter of fiscal 1996. This loss on disposal included $500,000 as the estimated operating losses through the final disposition of the subsidiary and the write off of the unamortized balance of the Precision Lamp covenant-not-to-compete of approximately $470,000.

     Continuing operations, as reclassified for fiscal years 1996, 1995 and 1994, consist of the activities of ILC Technology, Inc. based in Sunnyvale, California, Converter Power, Inc. based in Beverly, Massachusetts and Q-Arc based in Cambridge, England. The Consolidated Statements of Operations have been reclassified to report separately the activities of Precision Lamp as discontinued operations. Revenues from Precision Lamp were $7,772,000, $8,933,000 and $7,691,000 for fiscal 1996, 1995 and 1994, respectively. The net loss after tax from the discontinued operations of Precision Lamp was $840,000, $99,000 and $3,536,000 for fiscal 1996, 1995 and 1994, respectively. The net loss from discontinued operations of $3,536,000 in fiscal 1994 is net of a $523,000 income tax benefit and includes a $3.4 million write down of intangibles generated from the Precision Lamp acquisition. A portion of net interest expense of approximately $66,000, $58,000 and $21,000 for fiscal years 1996, 1995 and 1994, respectively, has been allocated to the discontinued operations. Net interest has been allocated to discontinued operations based on the ratio of the net assets to be discontinued to the consolidated net assets plus consolidated debt other than debt which is directly attributable to continuing operations.

     The net assets of Precision Lamp of $2,178,383 as of September 28, 1996 are shown in the accompanying balance sheet as net assets from discontinued
operations. These assets were written down to a value that represents management's best estimate of the amount that could be realized upon disposition.

13.  RIGHTS AGREEMENT AND OTHER MATTERS
     ----------------------------------

     On September 19, 1989, the Company's Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, no par value, of the Company. The dividend was payable on October 2, 1989 to the shareholders of record on that date. Each right entitles the registered holder to purchase from the Company one share of common stock of the Company at a price of $15.00 per common share. The rights will not be exercisable until a party either acquires beneficial ownership of 20% of the Company's common stock or makes a tender offer for at least 30% of its common stock. In the event the rights become exercisable and thereafter a person or group acquires 30% or more of the Company's stock, a 20% shareholder ("Acquiring Person") engages in any specified self-dealing transaction, or, as a result of a recapitalization or reorganization,

     ----------------------------------------------

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

     In November 1996, the Board of Directors authorized severance agreements for certain key managers in the event that a change of control occurs at the Company.

14.  REPURCHASE OF COMMON STOCK
     --------------------------

     In November 1996, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's issued and outstanding common stock. Purchases can be made for up to two years from the date of authorization.

                                                                 SCHEDULE VIII

                              ILC TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR FISCAL YEARS 1996, 1995 AND 1994




                                 Balance       Charged
                                   at         (Credited) Deductions    Balance
                               Beginning     to Cost and    and       at end of
                               Of Period       Expenses   Write Offs    Period
                               ---------       --------   ----------    ------

ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:


Year ended
  October 1, 1994..............$  208,787   $  383,902   $260,017   $  332,672


Year ended
  September 30, 1995.......    $  332,672   $  102,861   $ 26,093   $  409,440


Year ended
  September 28, 1996.......    $  409,440   $   38,804   $135,886   $  312,358



RESERVE FOR INVENTORY
  OBSOLESCENCE:


Year ended
  October 1, 1994 ..........   $1,177,080   $1,772,346   $807,434   $2,141,992


Year ended
  September 30, 1995........   $2,141,992   $  169,034   $430,000   $1,881,026


Year ended
  September 28, 1996........   $1,881,026   $  520,006   $366,774   $2,034,258

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ILC Technology, Inc.


     We have audited the accompanying consolidated balance sheets of ILC Technology, Inc. (a California Corporation) and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 28, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILC
Technology, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996 in conformity with generally accepted accounting principles.

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



San Jose,  California
November 22, 1996

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE

                None


                                    PART III

     Certain information required by Part III is omitted from this Report in that registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Shareholders to be held February 12, 1997, not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information  regarding directors required by this item appearing in the
Company's   1996   Proxy    Statement    under   the   caption    "Election   of
Directors-Nominees" is incorporated herein by reference.

     The information regarding executive officers of the Company required by this item appearing in the Company's 1996 Proxy Statement under the caption "Executive Officers" is incorporated herein by reference.

     The information required by this item appearing in the Company's 1996 Proxy Statement under the caption "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appearing in the Company's 1996 Proxy Statement under the captions "Election of Directors-Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appearing in the Company's 1996 Proxy Statement under the captions "Election of Directors-Nominees" and "Security Ownership of Certain Beneficial Owners" is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appearing in the Company's 1996 Proxy Statement under the captions "Election of Directors-Director Compensation", "Executive Compensation" and "Certain Transactions" is incorporated herein by reference.

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

(b)      REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1996. .

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ILC TECHNOLOGY, INC.


                                               By: /S/ HENRY C. BAUMGARTNER
                                                    Henry C. Baumgartner
                                                   (Chairman of the Board and
                                                    Chief Executive Officer)


Dated: December 24, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           SIGNATURES                 TITLE                        DATE
           ----------                 -----                        ----

/S/ HENRY C. BAUMGARTENER      Chairman of the Board and    December 24, 1996
-------------------------      Chief Executive Officer
(Henry C. Baumgartner)         (Principal Executive
                               Officer and Director)

/S/ RICHARD D. CAPRA           President and Chief          December 24, 1996
-------------------------      Operating Officer
(Richard D. Capra)



/S/ RONALD E. FREDIANELLI      Chief Financial Officer      December 24, 1996
-------------------------      and Secretary
(Ronald E. Fredianelli)        (Principal Financial and
                               Accounting Officer)

/S/ HARRISON H. AUGUR          Director                     December 24, 1996
-------------------------
(Harrison H. Augur)



--------------------           Director                     December   , 1996
(Arthur L. Schawlow)



---------------------          Director                     December   , 1996
(Wirt D. Walker, III)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

3.1      (A)      Restated Articles of Incorporation of ILC Technology, Inc. as
                   filed in the Office of the California Secretary of State on March 8, 1991.

3.2               Amended and Restated Bylaws as of November 21, 1996

4.1      (C)      Certificate evidencing shares of Common Stock without par
                   value, ILC Technology, Inc.

10.1     (E)      ILC Technology, Inc. 1983 Employee Incentive and Nonstatutory
                   Stock Option Plan, as amended, together with related form of Stock Option Agreement.

10.2     (B)      Rights Agreement between ILC Technology, Inc. and Security
                   Pacific National Bank dated as of September 29, 1989.

10.3     (D)      Employment Agreement between ILC Technology, Inc. and Richard
                   E. DuNah dated July 1, 1992. *

10.4     (E)      ILC Technology, Inc. 1992 Stock Option Plan, as amended, and related form of Option Agreement. *

10.5     (D)      Form of Officer and Director Indemnification Agreement *

10.6     (G)      Credit Agreement dated March 2, 1995, by and between Union
                   Bank and ILC Technology, Inc.

10.7     (E)      Standard Industrial/Commercial Single-Tenant Lease between
                   ILC Technology, Inc. (720 Portal Street, Cotati, California) and John Gary Taylor, dated December 29, 1992.

10.8     (F)      Purchase and Sale  Agreement  dated June 24, 1994,  by and between UCB Bank PLC and Q-Arc, Limited relating to property on the south side of Saxon Way, Bar Hill, Cambridge, England.

10.9     (F)      Asset Purchase Agreement dated September 16, 1994, by and
                   between ILC Technology, Inc. and UVP, Inc.

10.10    (G)      Lease Agreement between Converter Power, Inc. (150 Sohier
                   Road, Beverly, Massachusetts) and Communications & Power Industries, Inc., dated September 15, 1995

10.11             Credit agreement dated March 25, 1996 by and between Union
                   Bank and ILC Technology, Inc. along with first amendment dated July 18, 1996.

10.12             Form of Management Compensation Agreement*

21.1     (F)      Subsidiaries of Registrant

23.1              Consent of Arthur Andersen LLP

27.1              Financial Data Schedule

99.1 Proxy Statement for the Company's 1996 Annual Meeting of Shareholders (to be deemed filed only to the extent required by General Instruction H to Form 10-K)

--------------------------------------------------------------------------------

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

(E) Incorporated by reference from the Exhibits to Registrants Annual Report on Form 10-K for the fiscal year ended October 2, 1993.

(F) Incorporated by reference from the Exhibits to Registrants' Registration Statement on Form 10-K for the year ended October 1, 1994.

(G) Incorporated by reference from the Exhibits to Registrants' Registration Statement on Form 10-K for the year ended Setpember 30, 1995.

*                 Management contract or compensatory plan or arrangement.