Form 10-K/A
period 1996-09-28
ILC TECHNOLOGY INC
filed 1997-01-08
CIK 719625

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

                                TABLE OF CONTENTS

ITEM   DESCRIPTION                                                    PAGE

       PART I

1      Business                                                       1  - 6

2      Properties                                                     6  - 7

3      Legal Proceedings                                                7

4      Submission of Matters to a Vote of Security Holders              7


       PART II

5      Market for the Registrant's Common Equity and
       Related Stockholder Matters                                       8

6      Selected Financial Data                                           9

7      Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             9 - 13

8      Financial Statements and Supplementary Data                    14 - 33
                                                                           __

9      Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                               34
                                                                         __


       PART III

10     Directors and Executive Officers of the Registrant                34
                                                                         __

11     Executive Compensation                                            34
                                                                         __

12     Security Ownership of Certain Beneficial Owners
       and Management                                                    34
                                                                         __

13     Certain Relationships and Related Transactions                    34
                                                                         __

       PART IV

14     Exhibits, Financial Statement Schedule, and Reports
       on Form 8-K                                                       35
                                                                         __

       Signatures                                                        36
                                                                         __

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The following selected consolidated financial data of the Company, which has been reclassified to reflect the continuing operations of ILC and the discontinuted operations of PLI, should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                           FISCAL YEAR ENDED
                                  (in thousands except per share data)

                            1996       1995       1994       1993       1992
                          --------   --------  --------    --------   --------

Net sales ................$ 54,206   $ 49,496   $ 44,331   $ 42,250   $ 38,727

Income from continuing
 operations ..............   4,546      4,637      3,727      4,509      4,757

Income (loss) from
 discontinued operations .  (4,239)       (99)    (3,536)       250        193

Net income ...............     307      4,538        191      4,759      4,950


Earnings (loss) per share:
 Continuing operations ...     .92        .97        .77        .91        .96
  Discontinued operations     (.86)      (.02)      (.73)       .05        .04
                            -------    -------     ------    ------    -------
     Net income per share   $  .06     $  .95      $ .04     $  .96    $  1.00



Weighted average
  shares outstanding .....   4,923      4,765      4,825      4,980      4,956

Working capital ..........$ 15,155   $ 14,618   $ 11,366   $ 17,543   $ 16,399


Total assets .............  47,844     46,726     41,312     39,703     28,645
                            ______
Total long-term debt .....   7,576      6,592      6,421      5,805      2,193

Total stockholders'

  equity .................$ 29,791   $ 28,802   $ 23,624   $ 24,565   $ 19,578

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------



         TABLE OF CONTENTS                                           PAGE
         -----------------                                           ----




Consolidated Balance Sheets - September 28,
  1996 and September 30, 1995                                       15 - 16

Consolidated Statements of Operations for the Three
  Fiscal Years Ended September 28, 1996                                17

Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended September 28, 1996                  18

Consolidated Statements of Cash Flows for the Three
  Fiscal Years Ended September 28, 1996                              19 - 20

Notes to Consolidated Financial Statements                           21 - 30

Form 10-K Schedule                                                      31

Report of Independent Public Accountants                                32

Quarterly Results of Operations (Unaudited)                             33
___________________________________________                             __



                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995




                                     ASSETS
                                     ------




                                                        1996            1995
                                                        ----            ----

Current assets:

 Cash and cash equivalents .....................     $ 1,828,807     $ 1,529,863

 Accounts receivable, less allowance
  for doubtful accounts of $312,358
  and $409,440, respectively ...................       9,494,246       8,450,977



 Receivable from long-term contracts ...........         861,427         610,122

 Inventories ...................................       8,901,528       7,533,090

 Deferred tax asset ............................       2,158,000       1,454,000

 Prepaid expenses ..............................         208,320         122,244

 Net assets from discontinued operations .......       2,178,383       6,249,401
                                                     -----------     -----------

        Total current assets ...................      25,630,711      25,949,697
                                                     -----------     -----------


Property and equipment, net ....................      21,176,431      19,560,683

Covenants-not-to-compete, net of
 accumulated amortization and
 writedown of $3,195,524 and
 $2,435,354, respectively ......................         356,641         475,521

Other assets ...................................         680,013         739,836
                                                     -----------     -----------

                                                     $47,843,796     $46,725,737
                                                     ===========     ===========
                                                     ___________

















     The accompanying notes are an integral part of these financial statements.

                                       4



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

Commitments and contingencies (Note 7)

Stockholders' equity:

   Common stock, no par value; 10,000,000
     shares authorized; 4,782,508 shares and
     4,683,174 shares outstanding, respectively ....     6,815,109     6,132,914

   Retained earnings ...............................    22,976,111    22,669,285
                                                       -----------   -----------

         Total stockholders' equity ................    29,791,220    28,802,199
                                                       -----------   -----------

                                                       $47,843,796   $46,725,737
                                                       ===========   ===========
                                                       ___________















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

                                       6





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

                                       8

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

                                       9

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

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted the provisions of this statement in fiscal 1996. The effect on its financial position and results of operations were not significant. The Company

    ------------------------------------------------------

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
                                                 ===========    ===========


The provision for income taxes on continuing operations differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income from continuing opertions before taxes as follows:


                                  1996            1995          1994
                                  ----            ----          ----

Computed expected provision   $ 2,121,000    $ 2,138,000    $ 1,891,000
State tax .................       364,000        367,000        324,000
FSC commission ............      (181,000)      (216,000)      (259,000)
General business credits ..      (218,000)      (203,000)       (72,000)
Refund received ...........          --         (238,000)          --
Other items, individually
 insignificant ............      (571,000)      (376,000)      (209,000)
                              -----------    -----------    -----------
                              $ 1,515,000    $ 1,472,000    $ 1,675,000
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



9.  STOCK OPTION AND PURCHASE PLANS (CONTINUED)
    -------------------------------------------

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






                                       20



                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                          Year Ended September 28, 1996
           (First, second and third quarters restated for discontinued
                                   operations)
 ------------------------------------------------------------------------------

                               First        Second       Third         Fourth
                              QUARTER      QUARTER      QUARTER       QUARTER
                              -------      -------      -------       -------

Revenues ................     $ 12,211     $ 13,943      $ 14,860      $ 13,192

Gross profit ............        4,199        4,869         4,995         3,963

Net income from
 continuing
 operations .............          847        1,123         1,626           948

Net income (loss)
 from discontinued
 operations .............           31          (13)         (122)       (4,134)

Net income per
 share from
 continuing
 operations .............     $   0.17     $   0.23      $   0.33      $   0.19

Net income (loss)
 per share from
 discontinued
 operations .............     $   0.01     $  (0.01)     $  (0.03)     $  (0.83)



                          Year Ended September 30, 1995
                    (as restated for discontinued operations)
 -------------------------------------------------------------------------------


                               First        Second       Third         Fourth
                              QUARTER      QUARTER      QUARTER       QUARTER
                              -------      -------      -------       -------

Revenues ................     $ 10,736     $ 12,011      $ 12,870      $ 13,879

Gross profit ............        3,482        4,396         4,558         5,260

Net income from
 continuing
 operations .............          663        1,017         1,429         1,534

Net income (loss)
 from discontinued
 operations .............           75          (30)          (63)          (86)

Net income per
 share from
 continuing
 operations .............     $   0.14     $   0.21      $   0.30      $   0.32

Net income (loss)
 per share from
 discontinued
 operations .............     $   0.02     $  (0.01)     $  (0.01)     $  (0.02)








                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this amended report:
                                                           _______
         1.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements, notes thereto, and Report of Independent Public Accountants thereon are included in Part II, Item 8 of this amended report.
     _______

                                                                 Page in
         2.  FINANCIAL STATEMENT SCHEDULE                        FORM  10-K

         Schedule VIII     Valuation and Qualifying
                           Accounts and Reserves                      33



         All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.


         3.  EXHIBITS

         The exhibits listed in the Index to Exhibits following the signature page are filed as part of this Amended Report.
                               _______
(b)      REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1996. .

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Report to
                                                     ______________
be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ILC TECHNOLOGY, INC.


                                               By: /S/ HENRY C. BAUMGARTNER
                                                    Henry C. Baumgartner
                                                   (Chairman of the Board and
                                                    Chief Executive Officer)


Dated: January 7, 1997


     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
                                                                            ____
Amendment to report has been signed below by the following  persons on behalf of
_________
the registrant and in the capacities and on the dates indicated.



           SIGNATURES                 TITLE                        DATE
           ----------                 -----                        ----

/S/ HENRY C. BAUMGARTNER      Chairman of the Board and       January 7, 1997
-------------------------      Chief Executive Officer
(Henry C. Baumgartner)         (Principal Executive
                               Officer and Director)

/S/ RICHARD D. CAPRA           President and Chief            January 7, 1997
-------------------------      Operating Officer
(Richard D. Capra)



/S/ RONALD E. FREDIANELLI      Chief Financial Officer        January 7, 1997
-------------------------      and Secretary
(Ronald E. Fredianelli)        (Principal Financial and
                               Accounting Officer)

/S/ HARRISON H. AUGUR          Director                       January 7, 1997
-------------------------
(Harrison H. Augur)



--------------------           Director                       January  , 1997
(Arthur L. Schawlow)



---------------------          Director                       January  , 1997
(Wirt D. Walker, III)

                               INDEX TO EXHIBITS



Exhibit
Number              Description
------              -----------

27.1                Financial Data Schedule