Form 10-Q
period 1996-12-28
ILC TECHNOLOGY INC
filed 1997-02-11
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           DECEMBER 28, 1996


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12 , 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares:    4,800,953                              Date:  JANUARY 31, 1997

                                 ILC TECHNOLOGY, INC.

                                    FORM 10-Q

                     For the Quarter Ended December 28, 1996


          INDEX                                                  PAGE NO.


Part I    FINANCIAL INFORMATION                                       2

Item 1    Condensed Consolidated Statements of
          Operations - Quarters ended December 28, 1996
          and December 30, 1995                                       3

          Condensed Consolidated Balance Sheets -
          December 28, 1996 and September 28, 1996                    4

          Condensed Consolidated Statements of Cash
          Flows - Quarters ended December 28, 1996
          and December 30, 1995                                      5-6

          Notes to Condensed Consolidated Financial
          Statements                                                 7-8


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 9-11



Part II  OTHER INFORMATION                                            12

         SIGNATURES                                                   13

PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report/Form 10-K for the year ended September 28, 1996.

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

ITEM 1.   FINANCIAL STATEMENTS

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                          QUARTER ENDED

                                                   DEC. 28, 1996   DEC. 30, 1995
                                                   -------------   -------------
                                                                   (as restated)

Net Sales .........................................     $12,121      $12,211

Costs and expenses:
  Cost of sales ...................................       8,741        8,012
  Research and development ........................       1,072        1,225
  Marketing .......................................         747          655
  General and administrative ......................         988        1,046
  Amortization of intangibles .....................          30           30
                                                        -------      -------
                                                         11,578       10,968
                                                        -------      -------
Income from continuing operations before
 provision for income taxes and interest
 expense ..........................................         543        1,243
                                                        -------      -------

Interest expense, net .............................         139          113
                                                        -------      -------

Income from continuing operations before
 provision for income taxes .......................         404        1,130

Provision for income taxes on continuing
 operations .......................................          97          282
                                                        -------      -------

Income from continuing operations .................         307          848

Income from discontinued operations, net
 of income tax provision of $10 in the first
 quarter of fiscal 1996 ...........................           -           30
                                                        -------      -------

Net Income .......................................      $   307      $   878
                                                        =======      =======


Earnings per share:
Earnings from continuing operations ..............      $  0.06      $  0.17

Earnings from discontinued operations ............            -         0.01
                                                        -------      -------


Net income ........................................     $  0.06      $  0.18
                                                        =======      =======


Weighted average shares outstanding ...............       5,042        4,884
                                                        =======      =======






                             See accompanying notes






                              ILC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                   DEC. 28, 1996  SEP. 28, 1996
                                                   -------------  -------------
                                                    (unaudited)



ASSETS

Current assets:
  Cash and cash equivalents ....................       $   957       $ 1,829
  Accounts receivable, net .....................        10,947        10,356
  Inventories:
   Raw materials ...............................         5,031         4,803
   Work-in-process .............................         3,267         2,550
   Finished goods ..............................         1,433         1,549
                                                       -------       -------
     Total inventories .........................         9,731         8,902
                                                       -------       -------

  Deferred tax asset ...........................         2,158         2,158
  Prepaid expenses .............................           258           208
  Net assets from discontinued operations ......         2,693         2,178
                                                       -------       -------

     Total current assets ......................        26,744        25,631
                                                       -------       -------

  Property and equipment, net ..................        21,903        21,176
  Covenant-not-to-compete, net .................           327           357
  Other assets .................................           714           680
                                                       -------       -------

                                                       $49,688       $47,844
                                                       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................       $ 4,406       $ 3,643
  Accrued liabilities ..........................         5,169         5,346
  Accrued income taxes payable .................         1,547         1,487
                                                       -------       -------

     Total current liabilities .................        11,122        10,476
                                                       -------       -------

  Long-term debt ...............................         6,788         6,188
  Obligations under equipment line .............         1,259         1,096
  Other accruals ...............................           206           206
  Capital lease obligation .....................            79            87

Stockholders' equity:
  Common stock .................................         6,951         6,815
  Retained earnings ............................        23,283        22,976
                                                       -------       -------
     Total stockholders' equity ................        30,234        29,791
                                                       -------       -------

                                                       $49,688       $47,844
                                                       =======       =======




                             See accompanying notes





                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                           QUARTER ENDED

                                                    DEC 28, 1996  DEC 30, 1995
                                                    ------------  ------------
                                                                  (as restated)
Cash flows from operating activities -

Net income ........................................    $   307     $   878
Adjustment to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization ..................        503         390
   Amortization of non-compete agreement ..........         30          30
   Changes in assets and liabilities from
   operations:
     (Increase) decrease in accounts receivable ...       (591)        755
     Increase in inventories ......................       (829)       (592)
     (Increase) decrease in prepaid expenses ......        (50)       (137)
     (Increase) decrease in other assets ..........        (34)         16
     Increase (decrease) in accounts payable ......        762        (150)
     Decrease in accrued liabilities ..............       (289)       (336)
     Net change in assets and liabilities from
      discontinued operations .....................       (515)         76
                                                        -------     -------

      Total adjustments ...........................     (1,013)         52
                                                       -------     -------

      Net cash provided by (used in) operating
      activities ..................................       (706)        930
                                                       -------     -------

Cash flows from investing activities -

  Capital expenditures ............................     (1,229)       (665)
                                                       -------     -------

      Net cash used in investing activities .......     (1,229)       (665)
                                                       -------     -------

Cash flows from financing activities -
  Principal borrowings under line of credit .......      2,963       1,500
  Principal repayments under line of credit .......     (2,100)     (2,000)
  Principal borrowings under equipment line .......        667         443
  Principal payments under equipment line .........       (340)       (296)
  Principal payments under term loan for
   buildings ......................................       (263)       (396)
  Proceeds from issuance of common stock ..........        136          97
  Payments under non-compete agreement ............          -        (130)
                                                       -------     -------

      Net cash provided by (used in)
       financing activities .......................      1,063        (782)
                                                       -------     -------

  Net decrease in cash and cash equivalents .......       (872)       (517)
  Cash and cash equivalents at beginning of
   period .........................................      1,829       1,530
                                                       -------     -------
  Cash and cash equivalents at end of period ......    $   957     $ 1,013
                                                       =======     =======













                             See accompanying notes


                                        5















                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                 (In thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:




                                                        QUARTER ENDED

                                                 DEC 28, 1996     DEC 30, 1995
                                                 ------------     ------------


Cash paid during the period for:

Interest expense ............................          $184          $151
Income taxes ................................             -             -









































                             See accompanying notes

                              ILC TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 28, 1996

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

     The Condensed Consolidated Financial Statements for the quarter ended December 30, 1995 were restated to reflect the Company's decision to discontinue the operations of Precision Lamp, Inc. This restatement had no impact on net income.

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

3.   COVENANT-NOT-TO-COMPETE
     -----------------------

     The  covenant-not-to-compete  relates  to the Q-Arc  acquisition  that took place in 1991. This is being amortized over the period of the covenant. Subsequent to this acquisition, the Company quarterly evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this intangible may warrant revision or that the remaining balance of the intangible may not be recoverable. When factors indicate that intangibles should be evaluated for possible impairment, the Company uses an estimate of the related subsidiary's undiscounted cash flow over the remaining life of the intangibles in measuring whether the intangibles are recoverable. As part of the Company's decision to discontinue the operations of its Precision Lamp subsidiary, the unamortized balance of the covenant-not-to-compete ($470,000) was written off in the fourth quarter of fiscal 1996.

                          ILC TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          DECEMBER 28, 1996 (continued)
                          -----------------------------





4.  BANK BORROWINGS

     Subsequent to December 28, 1996, the Company negotiated an additional $3,000,000 line of credit available to June 30, 1997 at 2.5% above the LIBOR rate. As of January 31, 1997, the Company had used approximately $900,000 of this line of credit.

5.  DISCONTINUED OPERATIONS

     In September 1996, the Company's Board of Directors voted to proceed with the divestiture of the Company's Precision Lamp subsidiary based in Cotati, California (see 1996 Annual Report/10K). For the quarter ended December 28, 1996, the loss incurred by this operation of approximately $201,000 was netted against the accrual for discontinued operations recorded in the fourth quarter of fiscal 1996.

     In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary. The selling price is approximately $3.3 million but is subject to due diligence and the ability of the purchaser to obtain adequate financing no later than March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -------------

GENERAL
-------

     In September 1996, the Company's Board of Directors voted to proceed with the divestiture of the Company's Precision Lamp subsidiary located in Cotati, California. Accordingly, the following discussion and analysis of financial condition and results of operations reflects the activities of ILC Technology, Inc., Converter Power, Inc. and Q-Arc Ltd.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "believes", "future", "may have", "will take place", "will be realized" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


CONTINUING OPERATIONS
---------------------

QUARTER ENDED DECEMBER 28, 1996 COMPARED TO QUARTER ENDED DECEMBER 30, 1995
---------------------------------------------------------------------------

     Net sales remained constant at $12,121,000 in the quarter ended December 28, 1996 compared to $12,211,000 in the quarter ended December 30, 1995. Although net sales at ILC Sunnyvale increased 11.4% between the two quarters, net sales at Converter Power decreased 46.0% between the two quarterly periods. In the fourth quarter of fiscal 1996, Converter Power experienced a significant reduction in orders from a major customer that provides equipment to the semiconductor equipment industry. This order reduction continued into the first quarter of fiscal 1997. Converter Power must continue to reduce reliance on this major customer through additional sales of new products to other customers. This change in customer base and mix may have an unfavorable impact on gross margins in future quarters. Net sales at Q-Arc increased 40.8% in the quarter ended December 28, 1996 over net sales in the quarter ended December 30, 1995. The net sales increases at both ILC Sunnyvale and at Q-Arc were the result of a higher volume of products sold in all areas except Equipment products, which were lower than the previous year due to the timing of the shipment of orders.

     Cost of sales as a percentage of net sales was 72.1% in the first quarter of fiscal 1997 compared to 65.6% in the same quarter last year. The percentage increase was due primarily to the sales decline from Converter Power's major customer discussed above despite cost reductions initiated in the fourth quarter of fiscal 1996. Additionally, unfavorable yields in Cermax and infrared lamp products, increases in the provision for inventory reserves and revenue recognition on Aerospace contracts with low or minimal gross margin contributed to the cost of sales percentage increase between the first quarter of fiscal 1997 and the first quarter of fiscal 1996.

     Research and development expenses, 8.8% of net sales in the quarter ended December 28, 1996 compared to 10.0% of net sales in the quarter ended December 30, 1995, decreased $153,000 between the two quarters. Spending declines occurred in Flash and Quartz while spending increases took place in Cermax and Equipment for the display and projection market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED)
        ------------------------

QUARTER ENDED DECEMBER 28, 1996 COMPARED TO QUARTER ENDED DECEMBER 30, 1995 (CONTINUED)
-----------

     Marketing expenses for the quarter ended December 28, 1996 were $747,000, or 6.2% of net sales compared to $655,000, or 5.4% of net sales in the same quarter of the prior fiscal year. The $92,000 increase between the two quarters was the result of personnel additions and more travel and trade show attendance.

     As a percentage of net sales, general and administrative expenses were 8.2% in the first quarter of fiscal 1997 and 8.6% in the first quarter of 1996. In absolute dollars, the general and administrative spending level has decreased $58,000 between the two quarters primarily at Converter Power.

     Amortization of intangibles of $30,000 in the first quarter of fiscal 1997 and 1996 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Net interest expense, $139,000 in the quarter ended December 28, 1996 compared to $113,000 in the quarter ended December 30, 1995, increased $26,000 between the two quarters. Interest expense associated with continuing operations for the first quarter of fiscal 1997 was $166,000 compared to $130,000 for the first quarter of fiscal 1996. The increase in interest expense between the two quarters is due to higher borrowings under a line of credit for working capital needs and an equipment line of credit for capital equipment acquisitions.

     The Company reported income from continuing operations before provision for income taxes of $404,000 in the first quarter of fiscal 1997 compared to income from continuing operations before provision for income taxes of $1,130,000 in the first quarter of fiscal 1996. The effective tax rate in the quarter ended December 28, 1996 was 24% compared to an effective tax rate of 25% in the quarter ended December 30, 1995.

     As previously discussed, the Company's Board of Directors voted to proceed with the divestiture of Precision Lamp based in Cotati, California. The operating loss of Precision Lamp incurred in the first quarter of fiscal 1997 (approximately $201,000) have been offset against an accrual made in the fourth quarter of fiscal 1996 for anticipated losses during the final disposition of the subsidiary. In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary. The selling price is approximately $3.3 million but is subject to due diligence and the ability of the purchaser to obtain adequate financing no later than March 31, 1997.

     The Company believes that inflation and changing prices had no significant impact on sales or costs during the first quarter of fiscal 1997 or 1996.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

     Net cash used in operating activities for the quarter ended December 28, 1996 was $706,000, a $1,636,000 change from the $930,000 net cash provided by operating activities for the quarter ended December 30, 1995. During the first quarter of fiscal 1997, the Company made capital equipment acquisitions of $1,229,000, increased its net borrowings under its line of credit by $863,000, increased its net borrowings under an equipment line by $327,000 and paid down a term loan by $263,000. During the first quarter of fiscal 1996, the Company made

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          ---------------------------------

LIQUIDITY AND FINANCIAL CONDITION (CONTINUED)
---------------------------------------------

capital equipment acquisitions of $665,000, decreased its net borrowings under its line of credit by $500,000, paid down a term loan by $396,000 and increased its net borrowings under an equipment line by $147,000.

     Raw material and work in process inventories have increased from the preceding quarter by approximately $228,000 and $717,000, respectively. This increase is in anticipation of product shipments in the second quarter of fiscal 1997 and to reduce cycle time for customer needs.

     The Company has working capital of $15,622,000 and a current ratio of 2.40 to 1.0 at December 28, 1996. This compares with working capital of $15,155,000 and a current ratio of 2.45 to 1.0 at September 28, 1996. As of December 28, 1996, the Company has $137,000 unused on a $6,000,000 bank line of credit at 2% above the LIBOR rate (London Interbank Offer Rate) (7.66% at December 28, 1996). Subsequent to December 28, 1996, the Company negotiated an additional $3,000,000 line of credit available to June 30, 1997 at 2.5% above the LIBOR rate. The Company also has available approximately $443,000 remaining on a $2,200,000 equipment credit facility at 2% above the LIBOR rate. This credit facility can be increased to accommodate the capital equipment needs of the Company. At December 28, 1996, the Company was in compliance with, or had obtained waivers for, all covenants. In fiscal 1997, ILC anticipates making capital expenditures of approximately $2.5 million. These financial resources, together with anticipated additional resources to be provided from continuing operations, are expected to be adequate to meet the Company's working capital needs, capital equipment requirements and debt service obligations at least through fiscal 1997.

PART II  OTHER INFORMATION
-------  -----------------




                 None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ILC TECHNOLOGY, INC.





DATE:     February 11, 1997                 /S/RONALD E. FREDIANELLI
                                            Ronald E. Fredianelli
                                            Chief Financial Officer















DATE:     February 11, 1997                 /S/HENRY C. BAUMGARTNER
                                            Henry C. Baumgartner
                                            Chairman of the Board and
                                            Chief Executive Officer