Form 10-Q
period 1997-03-29
ILC TECHNOLOGY INC
filed 1997-05-13
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 29, 1997
                                       OR

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

Shares: 4,893,673                           Date: APRIL 30, 1997
   ------------------------------------------------------------------------

                              ILC TECHNOLOGY, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 29, 1997



          INDEX                                                       PAGE NO.


Part I.  FINANCIAL INFORMATION ......................................... 2

 Item 1  Condensed Consolidated Statements of
         Operations - Quarters ended March 29, 1997
         and March 30, 1996 and six months ended
         March 29, 1997 and March 30, 1996 ............................. 3

         Condensed Consolidated Balance Sheets -
         March 29, 1997 and September 28, 1996 ......................... 4

         Condensed Consolidated Statements of Cash
         Flows - Six months ended March 29, 1997
         and March 30, 1996 ............................................5-6

         Notes to Condensed Consolidated Financial
         Statements ....................................................7-8


 Item 2  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ....................................................9-12


Item 3   Quantitative and Qualitative Disclosure
         about Market Risk ............................................. 12


Part II  OTHER INFORMATION

 Item 4  Submission of Matters to a Vote of Security
         Holders ....................................................... 13


         SIGNATURES .................................................... 14

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

ITEM 1.   FINANCIAL STATEMENTS

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                    QUARTER ENDED         SIX MONTHS ENDED

                                 March 29,  March 30,   March 29,   March 30,
                                   1997      1996         1997         1996
                                   ----      ----         ----         ----
                                          (as restated)          (as restated)



Net sales ...................... $ 14,775   $ 13,943    $ 26,897    $ 26,154

Costs and expenses:
  Cost of sales ................   10,564      9,074      19,306      17,086
  Research and development .....    1,205      1,276       2,276       2,501
  Marketing ....................      779        741       1,526       1,397
  General and administrative ...    1,093      1,212       2,082       2,257
  Amortization of intangibles ..       30         30          60          60
                                 --------   --------    --------    --------
                                   13,671     12,333      25,250      23,301
                                 --------   --------    --------    --------

Income from continuing
 operations before provision
 for income taxes and
 interest expense ..............    1,104      1,610       1,647       2,853
                                 --------   --------    --------    --------

Interest expense, net...........     (185)      (111)       (324)       (225)
                                 --------   --------    --------    --------

Income from continuing
 operations before provision
 for income taxes ..............      919      1,499       1,323       2,628

Provision for income taxes on
 continuing operations .........      230        375         327         657
                                 --------   --------    --------    --------

Income from continuing
 operations .................... $    689   $  1,124    $    996    $  1,971

Income (loss) from discontinued
 operations, net of income tax
 (benefit) provision of ($5)
 and $5 in the quarter and six
 months ended March 30, 1996,
 respectively ...................      --        (14)        --           17
                                 --------   --------    --------    --------

Net income ......................$    689   $  1,110    $    996    $  1,988
                                 ========    ========    ========    ========


Earnings per share:
 Earnings from continuing
 operations .....................$   0.14   $   0.23    $   0.20    $   0.40
Earnings from discontinued
operations ......................      --         --          --    $   0.01
                                 --------   --------    --------    --------

Net income per share ............$   0.14   $   0.23    $   0.20    $   0.41
                                 ========   ========    ========    ========


Weighted average shares
  used in computation ............  5,026      4,895       5,005       4,886
                                 ========   ========    ========    ========




                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                        MARCH 29, 1997       SEPTEMBER 28, 1996
                                        --------------       ------------------
                                          (unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents ...........   $ 1,223                $ 1,829
    Accounts receivable, net ............    11,521                 10,356
    Inventories:
      Raw materials .....................     7,078                  4,803
      Work-in-process ...................     2,492                  2,550
      Finished goods ....................     1,417                  1,549
                                            -------                -------
        Total inventories ...............    10,987                  8,902
                                            -------                -------

  Deferred tax asset ....................     2,158                  2,158
  Prepaid expenses ......................       235                    208
  Net assets from discontinued operations     3,697                  2,178
                                            -------                -------

      Total current assets ..............    29,821                 25,631
                                            -------                -------

  Property and equipment, net ...........    22,138                 21,176
  Covenant-not-to-compete, net ..........       297                    357
  Other assets ..........................       765                    680
                                            -------                -------
                                            $53,021                $47,844
                                            =======                =======
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable ....................   $ 5,133                $ 3,643
    Accrued liabilities .................     5,544                  5,346
    Accrued income taxes payable ........     1,999                  1,487
                                            -------                -------
      Total current liabilities .........    12,676                 10,476
                                            -------                -------

  Long-term debt ........................     7,409                  6,188
  Obligations under equipment line ......     1,340                  1,096
  Other accruals ........................       111                    206
  Capital lease obligation ..............        68                     87

  Stockholders' equity:
  Common stock ..........................     7,445                  6,815
  Retained earnings .....................    23,972                 22,976
                                            -------                -------
      Total stockholders' equity ........    31,417                 29,791
                                            -------                -------
                                            $53,021                $47,844
                                            =======                =======







                             See accompanying notes

                               ILC TECHNOLOGY, INC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                   SIX MONTHS ENDED

                                              MARCH 29,           MARCH 30,
                                                1997                1996
                                                ----                ----
                                                               (as restated)

Cash flows from operating activities -

  Net income ............................... $    996             $ 1,988
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization ..........      943                 793
    Amortization of non-compete agreements..       60                  60
    Changes in assets and liabilities from
     operations:
    Increase in accounts receivable ........   (1,165)                (73)
      Increase in inventories ..............   (2,086)               (949)
      Increase in prepaid expenses .........      (27)               (130)
      Increase in other assets .............      (85)                 (3)
      Increase (decrease) in accounts
       payable .............................    1,489                (174)
      Increase (decrease) in accrued
       liabilities .........................      353                (130)
      Net change in assets and liabilities
       from discontinued operations ........   (1,518)               (422)
                                              -------             -------
        Total adjustments ..................   (2,036)             (1,028)
                                              -------             -------

        Net cash provided by (used in)
         operating activities...............   (1,040)                960
                                              -------             -------

  Cash flows from investing activities -
  Capital expenditures .....................   (1,905)             (1,114)
                                              -------             -------

        Net cash used in investing
         activities ........................   (1,905)             (1,114)
                                              -------             -------

  Cash flows from financing activities -
  Borrowings under line of credit ..........    5,463               4,500
  Repayments under line of credit ..........   (3,583)             (4,200)
  Principal borrowings under equipment
   line ....................................    1,045                 751
  Principal payments under equipment
   line ....................................     (557)               (650)
  Principal payments under term loan for
   buildings ...............................     (659)               (792)
  Proceeds from issuance of common stock ...      630                 181
  Payments under non-compete agreement .....       --                (260)
                                              -------             -------

        Net cash provided by (used in)
         financing activities...............    2,339                (470)
                                              -------             -------

  Net decrease in cash .....................     (606)               (624)
  Cash at beginning of period ..............    1,829               1,530
                                              -------             -------
  Cash at end of period ....................  $ 1,223             $   906
                                              =======             =======







                             See accompanying notes

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

                                 (In thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                               SIX MONTHS ENDED

                                   MARCH 29, 1997             MARCH 30, 1996
                                   --------------             --------------

Cash paid during the period for:

  Interest expense .............        $399                       $296
  Income taxes .................          --                        355






































                             See accompanying notes

                              ILC TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 29, 1997

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

     The Condensed Consolidated Financial Statements for the quarter and six months ended March 30, 1996 were restated to reflect the Company's decision to discontinue the operations of Precision Lamp, Inc. This restatement had no impact on net income.


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

     In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which is required to be adopted by the Company in its first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings will be replaced with diluted earnings per share. Under basic earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet quantified the effect of adopting SFAS No. 128.

 3.   COVENANT-NOT-TO-COMPETE
      -----------------------

     The covenant-not-to-compete relates to the Q-Arc acquisition that took place in 1991. This is being amortized over the period of the covenant. Subsequent to this acquisition, the Company quarterly evaluates whether later

                              ILC TECHNOLOGY, INC.

                                 MARCH 29, 1997


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


4.    BANK BORROWINGS
      ---------------

     In January 1997, the Company negotiated an additional $3,000,000 line of credit available to June 30, 1997 at 2.5% above the LIBOR rate. As of March 29, 1997, the Company had used approximately $2,100,000 of this line of credit.


5.    DISCONTINUED OPERATIONS
      -----------------------

     In September 1996, the Company's Board of Directors voted to proceed with the divestiture of the Company's Precision Lamp subsidiary based in Cotati, California (see 1996 Annual Report/10K). For the six months ended March 29, 1997, the loss incurred by this operation of approximately $765,000 was offset against the fourth quarter of fiscal 1996 accrual for anticipated losses during the disposition of discontinued operations.

     In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary. The selling price was approximately $3.3 million but was subject to due diligence and the ability of the purchaser to obtain adequate financing no later than March 31, 1997. The purchaser was not able to obtain adequate financing, but through further discussions with the purchaser, the Company agreed to sell the stock of Precision Lamp for a $4 million promissory note at 8% interest per year on any unpaid principal amount. Payments on the promissory note begin in May 1997 and will be completed in April 2000. This transaction will be recorded in the third quarter of fiscal 1997. The purchase price, net of expenses, will approximate book value.


6.    CONVERTER POWER, INC.
      ---------------------

     In May 1997, the Company announced the sale of Converter Power, Inc. to applied Science and Technology, Inc. (ASTeX) for a purchase price of $6.35 million in cash and 45,000 shares of ASTeX stock. The stock will be held in escrow subject to post-closing adjustments. The sale will result in a gain, the financial details of which will be reported with the results of operations for the quarter ending June 28, 1997.

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

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "believes", "future", "may have", "will take place", "are expected" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


CONTINUING OPERATIONS
---------------------

QUARTER ENDED MARCH 29, 1997 COMPARED TO QUARTER ENDED MARCH 30, 1996
---------------------------------------------------------------------

     Net sales increased 6% in the quarter ended March 29, 1997 to $14,775,000 compared to $13,943,000 in the quarter ended March 30, 1996. Although net sales at ILC increased 12.7% between the two quarters, net sales at Converter Power decreased 15.6% between the two quarterly periods. In the fourth quarter of fiscal 1996, Converter Power experienced a significant reduction in orders from a major customer that provides equipment to the semiconductor equipment industry. This order reduction continued into the first quarter of fiscal 1997 and also into the second quarter of fiscal 1997 but to a lesser degree. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Converter Power subsidiary was sold in May 1997. Net sales at Q-Arc remained constant between the two quarterly periods. The net sales increase at ILC Sunnyvale was the result of a higher volume of products sold primarily in Quartz Lamp and Aerospace products.

     Cost of sales as a percentage of net sales was 71.5% in the second quarter of fiscal 1997 compared to 65.1% in the same quarter last year. The percentage increase was due partially to the sales decline from Converter Power's major customer as discussed above despite cost reduction initiated in the fourth quarter of fiscal 1996 as well as in the first quarter of fiscal 1997. Additionally, unfavorable yields primarily in Cermax products and to a lesser degree in Flashlamp products, due to production equipment moves to allow for increased production capabilities, contributed to the cost of sales percentage increase between the first quarter of fiscal 1997 and the first quarter of fiscal 1996. The cost of sales percentage associated with Quartz products decreased between the two quarters resulting in a positive gross margin contribution in the quarter ended March 29, 1997.

     Research and development expenses, 8.2% of net sales in the quarter ended March 29, 1997 compared to 9.2% of net sales in the quarter ended March 30, 1996, decreased $71,000 between the two quarters. Spending declines occurred in Quartz products for the development of lamps used in the processing of semiconductor materials, but increased in the developent of Cermax and Equipment products for the display and projection markets.

     Marketing expenses for the quarter ended March 29, 1997 and for the quarter ended March 30, 1996, both 5.3% of net sales, were $779,000 and $741,000, respectively. The $38,000 increase between the two quarters was the result of more travel and trade show attendance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
           RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------

QUARTER ENDED MARCH 29, 1997 COMPARED TO QUARTER ENDED MARCH 30, 1996(CONTINUED)
--------------------------------------------------------------------------------


     As a percentage of net sales, general and administrative expenses were 7.4% in the second quarter of fiscal 1997 and 8.7% in the second quarter of 1996. In absolute dollars, the general and administrative spending level has decreased $119,000 between the two quarters primarily at Converter Power.

     Amortization of intangibles of $30,000 in the second quarter of fiscal 1997 and 1996 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Net interest expense, $185,000 in the quarter ended March 29, 1997 compared to $111,000 in the quarter ended March 30, 1996, increased $74,000 between the two quarters. Interest expense associated with continuing operations for the second quarter of fiscal 1997 was $215,000 compared to $145,000 for the second quarter of fiscal 1996. The increase in interest expense between the two quarters is due to higher borrowings under a line of credit for working capital needs and an equipment line of credit for capital equipment acquisitions.

     The Company reported income from continuing operations before provision for income taxes of $919,000 in the second quarter of fiscal 1997 compared to income from continuing operations before provision for income taxes of $1,499,000 in the second quarter of fiscal 1996. The effective tax rate in the quarter ended March 29, 1997 and in the quarter ended March 30, 1996 was 25%.

     As previously discussed, the Company's Board of Directors voted to proceed with the divestiture of Precision Lamp located in Cotati, California. The operating loss of Precision Lamp incurred in the second quarter of fiscal 1997 (approximately $564,000) has been offset against an accrual made in the fourth quarter of fiscal 1996 for anticipated losses during the final disposition of the subsidiary. In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary for approximately $3.3 million subject to due diligence and the purchaser's ability to obtain adequate financing. The closing was set to occur no later than March 31, 1997. The purchaser was not able to secure the required financing, but an agreement was reached in May 1997, between the purchaser and the Company, to sell the stock of Precision Lamp. The Company received a $4 million promissory note together with 8% interest per year on any unpaid principal amount. Payments begin in May 1997 and will be completed in April 2000.


SIX MONTHS ENDED MARCH 29, 1997 COMPARED TO SIX MONTHS ENDED MARCH 30, 1996
---------------------------------------------------------------------------

     Net sales for the six months ended March 29, 1997 increased to $26,897,000 from $26,154,000 for the six months ended March 30, 1996. Even though net sales between the two six month periods remained relatively constant, net sales at Converter Power decreased 31.1%. In the fourth quarter of fiscal 1996, Converter Power experienced a significant reduction in orders from a major customer that provides equipment to the semiconductor equipment industry. This order reduction continued into the first and second quarters of fiscal 1997. In May 1997, the Converter Power subsidiary was sold as further discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. Net sales at ILC increased 12.1% and at Q-Arc 18.8% in the six months ended March 29, 1997 from the six months ended March 30, 1996. The net sales increases at both ILC Sunnyvale and at Q-Arc were the result of a higher volume of products sold in all areas except Equipment products, which were lower than the previous year due to the timing of the shipment of orders.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
           RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------

SIX MONTHS ENDED MARCH 29, 1997 COMPARED TO SIX MONTHS ENDED MARCH 30, 1996
---------------------------------------------------------------------------
 (CONTINUED)
 -----------

     Cost of sales as a percentage of net sales was 71.8% for the six months ended March 29, 1997 compared to 65.3% for the six months ended March 30, 1996. The percentage increase was due primarily to the sales decline from Converter Power's major customer discussed above despite cost reductions initiated in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. Unfavorable yields in Cermax, Flashlamp and Infrared lamp products coupled with increases in the provision for inventory reserves and revenue recognition on Aerospace contracts with low or minimal gross margins contributed to the cost of sales percentage increase between the six months ended March 29, 1997 and the six months ended March 30, 1996.

     Research and development expenses, $2,276,000 or 8.5% of net sales for the six months ended March 29, 1997, decreased $225,000 from $2,501,000, or 9.6% of net sales for the six months ended March 30, 1996. Spending declines occurred in Flashlamp and Quartz lamp products and at Converter Power while spending increases took place in Cermax and Equipment for the display and projection markets.

     Marketing expenses in the six months ended March 29, 1997 were $1,526,000, or 5.7% of net sales compared to $1,397,000, or 5.3% of net sales in the same six month period a year ago. The $129,000 increase between the two six month periods was the result of personnel additions and more travel and trade show attendance.

     General and administrative expenses, 7.7% of net sales in the six months ended March 29, 1997 compared to 8.6% of net sales in the six months ended March 30, 1996, decreased $175,000. The majority of the decrease occurred at Converter Power although personnel additions at Q-Arc caused general and administrative expenses to increase at that location.

     Amortization of intangibles of $60,000 in the six months ended March 29, 1997 and March 30, 1996 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Net interest expense, $324,000 in the six months ended March 29, 1997 compared to $225,000 in the six months ended March 30, 1996, increased $99,000 between the two six month periods. Interest expense associated with continuing operations for the first six months of fiscal 1997 was $399,000 compared to $296,000 for the first six months of fiscal 1996. The increase in interest expense between the two six month periods is due to higher borrowings under a line of credit for working capital needs and an equipment line of credit for capital equipment acquisitions.

     The Company reported income from continuing operations before provision for income taxes of $1,323,000 for the six months ended March 29, 1997 compared to income from continuing operations before provision for income taxes of $2,628,000 for the six months ended March 30, 1996. The effective tax rate in the six months ended March 29, 1997 and March 30, 1996 was 25%.

     As previously discussed, the Company's Board of Directors voted to proceed with the divestiture of Precision Lamp located in Cotati, California. The operating losses of Precision Lamp for the six months ended March 29, 1997 (approximately $765,000) have been offset against an accrual made in the fourth quarter of fiscal 1996 for anticipated losses during the final disposition of the subsidiary. In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary for approximately $3.3 million subject to due diligence and the purchaser's ability to obtain adequate financing. The closing was set to occur no later than March 31, 1997. The purchaser was not able to secure the required financing, but an agreement was reached in May 1997, between the purchaser and the Company, to sell the stock of Precision Lamp. The Company received a $4 million promissory note together with 8% interest per year on any unpaid principal amount. Payments begin in May 1997 and will be completed in April 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
           RESULTS OF OPERATIONS (CONTINUED)
           ---------------------------------


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

     Net cash used in operating activities for the six months ended March 29, 1997 was $1,040,000, a $2,000,000 change from the $960,000 net cash provided by operating activities for the six months ended March 30, 1996. During the first six months of fiscal 1997, the Company made capital equipment acquisitions of $1,905,000, increased its net borrowings under its line of credit by $1,880,000, increased its net borrowings under an equipment line by $488,000 and paid down a term loan by $659,000. During the first six months of fiscal 1996, the Company made capital equipment acquisitions of $1,114,000, increased its net borrowings under its line of credit by $300,000, paid down a term loan by $792,000 and increased its net borrowings under an equipment line by $101,000.

     Raw material inventories have increased from September 28, 1996 by approximately $2,275,000. This increase is in anticipation of product demands in the third quarter of fiscal 1997 and to reduce cycle time for customer needs.

     The Company has working capital of $17,145,581 and a current ratio of 2.35 to 1.0 at March 29, 1997. This compares with working capital of $15,155,000 and a current ratio of 2.45 to 1.0 at September 28, 1996. As of March 29, 1997, the Company had $4,780,000 outstanding on a $6,000,000 bank line of credit at 2% above the LIBOR rate (London Interbank Offer Rate) (7.69% at March 29, 1997). In January 1997, the Company negotiated an additional $3,000,000 line of credit available to June 30, 1997 at 2.5% above the LIBOR rate. The Company has $900,000 unused on this additional line of credit at March 29, 1997. The Company is currently negotiating an equipment credit facility to accommodate the capital equipment needs of the Company. At March 29, 1997, the Company was in compliance with all bank covenants. In fiscal 1997, ILC anticipates making capital equipment expenditures of approximately $2.5 million. These financial resources, together with anticipated additional resources to be provided from continuing operations, are expected to be adequate to meet the Company's working capital needs, capital equipment requirements and debt service obligations at least through fiscal 1997.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

              Not applicable.

PART II  OTHER INFORMATION
         -----------------

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

(a)  The Company held its Annual Meeting of Shareholders on February 12, 1997.

(b) The following directors, comprising the entire Board of Directors, were elected at the meeting:

              Harrison H. Augur
              Henry C. Baumgartner
              Richard D. Capra
              Arthur L. Schawlow

(c) The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as abstentions and broker nonvotes with respect to each are as follows:



      (i)  Election of Directors:

                                                           Votes Withheld
                             Votes For      Votes Against   and Broker Nonvotes
                             ---------      -------------   -------------------

      Harrison H. Augur      3,507,505         313,623          280,281
      Henry C. Baumgartner   3,480,706         340,422          280,281
      Richard D. Capra       3,507,205         313,923          280,281
      Arthur L. Schawlow     3,503,764         317,364          280,281


      (ii)  Approval of an amendment to the 1992 Employee Stock Option Plan:

      Votes for:                    2,733,491 shares
      Votes against:                1,234,060 shares
      Votes withheld and
       broker nonvotes:               133,858 shares


      (iii)  Approval of an amendment to the 1985 Employee Stock Purchase Plan:

      Votes for:                  3,278,552 shares
      Votes against:                689,099 shares
      Votes withheld and
       broker nonvotes:             133,758 shares


      (iv)  Ratification   of  the   appointment  of  Arthur   Andersen  LLP  as
            independent public accountants of the Company for fiscal 1998:

      Votes for:                  3,779,814 shares
      Votes against:                318,489 shares
      Votes withheld and
       broker nonvotes:               3,106 shares


(d)   Not applicable

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ILC TECHNOLOGY, INC.






DATE:  May 13, 1997                         /S/RONALD E. FREDIANELLI
                                            ------------------------
                                            Ronald E.Fredianelli
                                            Chief Financial Officer















DATE:  May 13, 1997                         /S/HENRY C. BAUMGARTNER
                                            ------------------------
                                            Henry C. Baumgartner
                                            Chairman of the Board and
                                            Chief Executive Officer