Form 10-Q
period 1997-06-28
ILC TECHNOLOGY INC
filed 1997-08-12
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 28, 1997
                              --------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------
Commission file number         0-11360
                      ----------------------------------------------------------

                              ILC TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  CALIFORNIA                               94-1655721
--------------------------------------------------------------------------------
(State of other jurisdiction           (I.R.S. Employer Incorporation or
 or organization)                        Identification No.)

                  399 JAVA DRIVE, SUNNYVALE, CALIFORNIA 94089
--------------------------------------------------------------------------------
               (Address of principal executive offices) Zip Code)

                                  408-745-7900
--------------------------------------------------------------------------------
           Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No___ APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares: 4,866,402                                      Date:     JULY 31, 1997
       ------------                                          ------------------

                              ILC TECHNOLOGY, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 28, 1997



                  INDEX                                            PAGE NO.


Part I.  FINANCIAL INFORMATION                                        2

 Item 1           Condensed Consolidated Statements of
                  Operations - Quarters ended June 28, 1997
                  and June 29, 1996 and nine months ended
                  June 28, 1997 and June 29, 1996                     3

                  Condensed Consolidated Balance Sheets -
                  June 28, 1997 and September 28, 1996                4

                  Condensed Consolidated Statements of Cash
                  Flows - Nine months ended June 28, 1997
                  and June 29, 1996                                  5-6

                  Notes to Condensed Consolidated Financial
                  Statements                                         7-9


 Item 2           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                        10-14


Item 3   Quantitative and Qualitative Disclosure
                  about Market Risk                                  14


Part II  OTHER INFORMATION

 Item 6           Exhibits and Reports on Form 8-K                   15


                  SIGNATURES                                         16

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

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                      QUARTER ENDED NINE MONTHS ENDED

                               June 28,    June 29,   June  28,      June 29,
                                 1997        1996       1997           1996
                                        (as restated)             (as restated)


Net sales ..................   $ 13,911    $ 14,860    $ 40,808    $ 41,014

Costs and expenses:
  Cost of sales ............      9,806       9,865      29,112      26,951
  Research and development .      1,047         950       3,324       3,451
  Marketing ................        837         593       2,363       1,990
  General and administrative        910       1,140       2,991       3,398
  Amortization of intangibles        30          30          90          90
                                --------    --------    --------    --------
                                 12,630      12,578      37,880      35,880
                                --------    --------    --------    --------

Income from operations ......     1,281       2,282       2,928       5,134
Interest expense, net .......       (99)       (113)       (423)       (337)
Gain on sale of Converter Power   2,379          --       2,379          --
                               --------    --------    --------    --------

Income before provision for
 income taxes and discontinued
 operations ...................   3,561       2,169       4,884       4,797

Provision for income taxes ....     890         543       1,217       1,200
                               --------    --------    --------    --------

Income before discontinued
 operations ...................   2,671       1,626       3,667       3,597

Loss from discontinued
 operations, net of income tax
 benefit of $41 and $36 in
 the quarter and nine months
 ended June 29, 1996,
 respectively .................      --        (122)         --        (105)
                                --------    --------    --------    --------

Net income .................... $  2,671    $  1,504    $  3,667    $  3,492
                                ========    ========    ========    ========


Earnings per share:
Earnings from continuing
 operations ................... $   0.53    $   0.33    $   0.73    $   0.73
Earnings from discontinued
 operations ....................      --       (0.03)         --       (0.02)
                                --------    --------    --------    --------

Net income per share ...........$   0.53    $   0.30    $   0.73    $   0.71
                                ========    ========    ========    ========


Weighted average shares
  used in computation .........    5,049       4,984       5,043       4,917
                                ========    ========    ========    ========







                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                          JUNE 28, 1997     SEPTEMBER 28, 1996
                                          -------------     ------------------
                                           (unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents ...............   $ 1,220            $ 1,829
    Accounts receivable, net ................    10,391             10,356
    Inventories:
      Raw materials .........................     4,959              4,803
      Work-in-process .......................     3,262              2,550
      Finished goods ........................     1,505              1,549
                                                -------            -------

        Total inventories ...................     9,726              8,902
                                                -------            -------

  Deferred tax asset ........................     1,484              2,158
  Prepaid expenses ..........................       261                208
  Net assets from discontinued operations ...      --                2,178
  Note receivable from sale of Precision Lamp     1,400                 --
                                                -------            -------

      Total current assets ..................    24,482             25,631
                                                -------            -------

  Property and equipment, net ...............    21,347             21,176
  Note receivable from sale of Precision Lamp     2,197                 --
  Covenant-not-to-compete, net ..............       268                357
  Other assets ..............................       768                680
                                                -------            -------
                                                $49,062            $47,844
                                                =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable ........................   $ 4,030            $ 3,643
    Accrued liabilities .....................     2,696              2,853
    Current portion of long-term debt .......     2,620              2,493
    Accrued income taxes payable ............     2,013              1,487
                                                -------            -------

      Total current liabilities .............    11,359             10,476
                                                -------            -------

  Long-term debt ............................     2,633              6,188
  Obligations under equipment line ..........     1,171              1,096
  Other accruals ............................        89                206
  Capital lease obligation ..................        59                 87
                                                -------            -------

      Total liabilities .....................    15,311             18,053
                                                -------            -------

  Stockholders' equity:
  Common stock ..............................     7,108              6,815
  Retained earnings .........................    26,643             22,976
                                                -------            -------

      Total stockholders' equity ............    33,751             29,791
                                                -------            -------

                                                $49,062            $47,844
                                                =======            =======





                             See accompanying notes

                               ILC TECHNOLOGY, INC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                       NINE MONTHS ENDED

                                                JUNE 28,              JUNE 29,
                                                  1997                  1996
                                                --------              --------
                                                                  (as restated)

Cash flows from operating activities -

Net income ..................................  $  3,667              $  3,492
Adjustments to reconcile net income to net
cash provided by (used in) operating
 activities:
  Depreciation and amortization .............       860                 1,143
  Amortization of non-compete agreements ....        90                    90
  Gain on sale of Converter Power ...........    (2,379)                   --
  Changes in assets and liabilities from
   operations:
  Increase in accounts receivable ...........      (763)               (1,600)
    Increase in inventories .................    (2,520)                 (988)
    Increase in prepaid expenses ............       (53)                   (2)
    Decrease in deferred tax asset ..........       674                    --
    (Increase) decrease in other assets .....       (88)                   20
    Increase in accounts payable ............       386                   262
    Increase (decrease) in accrued liabilities ..  (638)                 (134)
    Net change in assets and liabilities from
     discontinued operations .................    2,178                (1,039)
                                               --------              --------

       Total adjustments .....................   (2,253)               (2,248)
                                               --------              --------

       Net cash provided by operating
        activities ...........................    1,414                 1,244
                                               --------              --------

Cash flows from investing activities -
Capital expenditures .........................   (1,665)               (2,187)
Net change in note receivable from sale of
 Precision Lamp ..............................   (3,596)                   --
Proceeds from the sale of Converter Power ....    6,350                    --
                                               --------              --------

      Net cash provided by (used in)
       investing activities...................    1,089                (2,187)
                                               --------              --------

Cash flows from financing activities -
Borrowings under line of credit ..............    9,713                 7,100
Repayments under line of credit ..............  (12,213)               (5,600)
Principal borrowings under equipment line ....    1,045                 1,111
Principal payments under equipment line ......     (895)               (1,035)
Principal payments under term loan for
 buildings ...................................   (1,055)               (1,188)
Proceeds from issuance of common stock .......      718                   394
Repurchase of common stock ...................     (425)                   --
Payments under non-compete agreement .........       --                  (390)
                                               --------              --------

       Net cash provided by (used in)
        financing activities..................   (3,112)                  392
                                               --------              --------

Net decrease in cash .........................     (609)                 (551)
Cash at beginning of period ..................    1,829                 1,530
                                               --------              --------
Cash at end of period ........................ $  1,220              $    979
                                               ========              ========


                             See accompanying notes

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

                                 (In thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                 NINE MONTHS ENDED

                                      JUNE 28, 1997              JUNE 29, 1996
                                      -------------              -------------

Cash paid during the period for:

  Interest expense                      $     542                 $      451
  Income taxes                                 29                        425
































                             See accompanying notes

                              ILC TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 28, 1997

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

     The Condensed Consolidated Financial Statements for the quarter and nine months ended June 29, 1996 were restated to reflect the Company's decision to discontinue the operations of Precision Lamp, Inc. This restatement had no impact on net income. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1996 Form 10-K and quarterly report on Form 10-Q for the nine months ended June 29, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

     In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which is required to be adopted by the Company in its first quarter of fiscal 1998. The effective date of SFAS No. 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter ended December 27, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the nine months ended June 28, 1997 and June 29, 1996, the Company's basic earnings per share from continuing operations would have been $0.76 per share for both periods, and its diluted earnings per share would have been $0.73 per share for both periods.

                              ILC TECHNOLOGY, INC.
                              --------------------
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
   ---------------------------------------------------------------------------
                                  JUNE 28, 1997
                                  -------------

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


4.   BANK BORROWINGS
     ---------------

     In January 1997, the Company negotiated an additional $3,000,000 line of credit available to June 30, 1997 at 2.5% above the LIBOR rate. As of June 28, 1997, this facility expired and all amounts outstanding were repaid with proceeds from the sale of Converter Power.


5.   DISCONTINUED OPERATIONS
     -----------------------

     In September 1996, the Company's Board of Directors voted to proceed with the divestiture of the Company's Precision Lamp subsidiary based in Cotati, California. For the six months ended March 29, 1997, the loss incurred by this operation of approximately $765,000 was offset against an accrual for anticipated losses during the disposition of discontinued operations that was established in the fourth quarter of fiscal 1996.

     In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary. The original selling price was approximately $3.3 million but was subject to due diligence and the ability of PLI Acquisition Corp., the purchaser, to obtain adequate financing no later than March 31, 1997. The purchaser was not able to obtain adequate financing, but through further discussions with the purchaser, the Company agreed to sell the stock of Precision Lamp to PLI Acquisition Corp. for a $4 million promissory note bearing 8% interest per year on any unpaid principal amount. Payments on the promissory note began in May 1997 and will be completed in April 2000. This transaction was recorded in the third quarter ended June 28, 1997. The purchase price, net of expenses, approximated book value and therefore, no gain or loss was recorded.


6.   CONVERTER POWER, INC.
     ---------------------

     In May 1997, the Company announced the sale of Converter Power, Inc. to Applied Science and Technology, Inc. (ASTeX) for a purchase price of $6.35 million in cash and 45,000 shares of ASTeX stock. The total purchase price is guaranteed to be $7.35 million, subject to adjustments related to warranties provided by the Company at the time of sale. The Company has made an estimate of the expected warranties that could be paid of approximately $500,000 and has reduced the gain on sale accordingly. The 45,000 shares received will be held in escrow subject to any post-closing adjustments. The sale, net of expenses, resulted in a gain of $2,379,000 and is reported in the results of operations for the quarter ended June 28, 1997. The net amount due from ASTeX of $500,000 is reflected in accounts receivable on the accompanying condensed consolidated balance sheet.

                              ILC TECHNOLOGY, INC.
                              --------------------
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)
   ---------------------------------------------------------------------------
                                  JUNE 28, 1997
                                  -------------




7.   REPURCHASE OF COMMON STOCK
     --------------------------

     In November 1996, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's issued and outstanding common stock. During the third quarter of fiscal 1997, and since inception of the repurchase program, the Company repurchased 37,000 shares of common stock for an aggregate amount of $425,000. Purchases were made on the open market and can be made for up to two years from the date of authorization.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

     In September 1996, the Company's Board of Directors voted to proceed with the divestiture of the Company's Precision Lamp subsidiary located in Cotati, California. Accordingly, the following discussion and analysis of financial condition and results of operations reflects the activities of ILC Sunnyvale, Converter Power, Inc. and Q-Arc Ltd.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In addition to the factors discussed below, among the factors that could cause actual results to differ materially are the following: the Company's ability to manufacture products efficiently and reliably; the ability of the Company to deliver new products on time; market acceptance of the Company's products; the introduction, marketing and commercial viability of products and systems that use the Company's products; competition; changes in pricing; the timing of, or delay in, large customer orders; quality control of products sold; and the factors contained from time to time in the reports that the Company files with the Securities and Exchange Commission. In this report, the words "anticipates", "believes", "future", "may have", "will take place", "are expected" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


CONTINUING OPERATIONS
---------------------

QUARTER ENDED JUNE 28, 1997 COMPARED TO QUARTER ENDED JUNE 29, 1996
-------------------------------------------------------------------

     Net sales in the quarter ended June 28, 1997 were $13,911,000 compared to $14,860,000 in the quarter ended June 29, 1996. Although net sales at ILC Sunnyvale and Q-Arc increased by 11.1% between the two quarters, net sales at Converter Power decreased 79.4% between the two quarterly periods. In May 1997, Converter Power was sold and, accordingly, the quarter ended June 28, 1997 includes only one month of sales as compared to a full quarter of sales in the quarter ended June 29, 1996. The net sales increase at ILC and at Q-Arc was the result of a higher volume of products sold primarily in Flashlamp, Quartz and Aerospace products.

     Cost of sales as a percentage of net sales was 70.5% in the third quarter of fiscal 1997 compared to 66.4% in the same quarter last year. The percentage increase was due to unfavorable yields in Cermax products due to production equipment moves to allow for increased production capabilities. In addition, revenue recognition on Aerospace contracts with low or minimal gross margins contributed to the cost of sales percentage increase between the third quarter of fiscal 1997 and the third quarter of fiscal 1996. The cost of sales percentage associated with Quartz products decreased between the two quarters resulting in a positive gross margin contribution in the quarter ended June 28, 1997.

     Research and development expenses, 7.5% of net sales in the quarter ended June 28, 1997 compared to 6.4% of net sales in the quarter ended June 29, 1996, increased $97,000 between the two quarters. Spending declines occurred in Quartz products for the development of lamps used in the processing of semiconductor materials, but increased in the development of Cermax and Equipment products for the display and projection markets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS CONTINUED)
          --------------------------------

QUARTER ENDED JUNE 28, 1997 COMPARED TO QUARTER ENDED JUNE 29, 1996 (CONTINUED)
-------------------------------------------------------------------------------

     Marketing expenses for the quarter ended June 28, 1997 were $837,000, or 6.0% of net sales compared to $593,000, or 4.0% of net sales in the same quarter of the prior fiscal year. The $244,000 increase between the two quarters was the result of personnel additions, more travel and trade show attendance, more advertising and a higher commission expense.

     As a percentage of net sales, general and administrative expenses were 6.5% in the third quarter of fiscal 1997 and 7.7% in the third quarter of fiscal 1996. In absolute dollars, the general and administrative spending level decrease of $230,000 between the two quarters is attributable to the inclusion of a full quarter of expenses for Converter Power in the quarter ended June 29, 1996 as compared to only one month of expenses in the quarter ended June 28, 1997.

     Amortization of intangibles of $30,000 in the third quarter of fiscal 1997 and 1996 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Net interest expense, $99,000 in the quarter ended June 28, 1997 compared to $113,000 in the quarter ended June 29, 1996, decreased $14,000 between the two quarters. Interest expense associated with continuing operations for the third quarter of fiscal 1997 was $143,000 compared to $155,000 for the third quarter of fiscal 1996. The decrease in interest expense between the two quarters is due to lower outstanding balances under the Company's line of credit as cash proceeds from the sale of Converter Power were used to reduce bank borrowings.

     As  discussed  in  Note 6 of  Notes  to  Condensed  Consolidated  Financial
Statements,   the  Converter  Power  subsidiary  was  sold  in  May  1997.  This transaction resulted in a pre-tax gain, net of expenses, of $2,379,000.

     The Company reported income before provision for income taxes and discontinued operations of $3,561,000 in the third quarter of fiscal 1997 compared to income before provision for income taxes and discontinued operations of $2,169,000 in the third quarter of fiscal 1996. The effective tax rate in the quarter ended June 28, 1997 and in the quarter ended June 29, 1996 was 25%.

     As previously discussed, the Company's Board of Directors voted to proceed with the divestiture of Precision Lamp located in Cotati, California. In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary for approximately $3.3 million subject to due diligence and the purchaser's ability to obtain adequate financing. The closing was set to occur no later than March 31, 1997. The purchaser, PLI Acquisition Corp., was not able to secure the required financing, but an agreement was reached in May 1997, between PLI Acquisition Corp. and the Company, to sell the stock of Precision Lamp. The Company received a $4 million promissory note together with 8% interest per year on any unpaid principal amount. Payments began in May 1997 and will be completed in April 2000.

NINE MONTHS ENDED JUNE 28, 1997 COMPARED TO NINE MONTHS ENDED JUNE 29, 1996
---------------------------------------------------------------------------

     Net sales for the nine months ended June 28, 1997 were $40,808,000 compared to $41,014,000 for the nine months ended June 29, 1996. Net sales at ILC Sunnyvale and at Q-Arc increased 10.8% and 24.8%, respectively, between the two nine month periods while net sales at Converter Power decreased 46.9% between the same time periods. In the fourth quarter of fiscal 1996, Converter Power experienced a significant reduction in orders from a major customer that provides equipment to

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (CONTINUED)
          ---------------------------------

NINE MONTHS ENDED JUNE 28, 1997 COMPARED TO NINE MONTHS ENDED JUNE 29, 1996
---------------------------------------------------------------------------
 (CONTINUED)
 -----------

the semiconductor equipment industry. This order reduction continued into the first and second quarters of fiscal 1997. In May 1997, the Converter Power subsidiary was sold and therefore net sales for the nine months ended June 28, 1997 reflect only seven months of Converter Power sales activity as opposed to nine months of sales activity in the nine months ended June 29, 1996. The net sales increases at both ILC Sunnyvale and at Q-Arc were the result of a higher volume of products sold in all areas except Equipment products, which were lower than the previous year due to the timing of the shipment of orders.

     Cost of sales as a percentage of net sales was 71.3% for the nine months ended June 28, 1997 compared to 65.7% for the nine months ended June 29, 1996. The percentage increase was due primarily to the sales decline from Converter Power's major customer discussed above. In addition, unfavorable yields in Cermax, Flashlamp and Infrared lamp products coupled with increases in the provision for inventory reserves and revenue recognition on Aerospace contracts with low or minimal gross margins, contributed to the cost of sales percentage increase between the nine months ended June 28, 1997 and the nine months ended June 29, 1996.

     Research and development expenses, $3,324,000 or 8.1% of net sales for the nine months ended June 28, 1997, decreased $127,000 from $3,451,000, or 8.4% of net sales for the nine months ended June 29, 1996. Spending declines occurred in Flashlamp and Quartz lamp products while spending increases took place in Cermax and Equipment for the display and projection markets.

     Marketing expenses in the nine months ended June 28, 1997 were $2,363,000, or 5.8% of net sales compared to $1,990,000, or 4.9% of net sales in the same nine month period a year ago. The $373,000 increase between the two nine month periods was the result of personnel additions, more travel and trade show attendance and additional commission expense.

     General and administrative expenses, 7.3% of net sales in the nine months ended June 28, 1997 compared to 8.3% of net sales in the nine months ended June 29, 1996, decreased $407,000. The majority of the decrease occurred at Converter Power although personnel additions at Q-Arc caused general and administrative expenses to increase at that location.

     Amortization  of  intangibles  of $90,000 in the nine months ended June 28,
1997   and   June   29,    1996    represents    the    amortization    of   the
covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Net interest expense, $423,000 in the nine months ended June 28, 1997 compared to $337,000 in the nine months ended June 29, 1996, increased $86,000 between the two nine month periods. Interest expense associated with continuing operations for the first nine months of fiscal 1997 was $525,000 compared to $451,000 for the first nine months of fiscal 1996. The increase in interest expense between the two nine month periods is due to higher borrowings prior to the May 1997 sale of Converter Power under a line of credit for working capital needs and an equipment line of credit for capital equipment acquisitions.

     As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Converter Power subsidiary was sold in May 1997. The transaction resulted in a pre-tax gain, net of expenses, of $2,379,000. The results of operations for Converter Power for the nine months ended June 28, 1997 include sales activity through April 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (CONTINUED)
          ---------------------------------

NINE MONTHS ENDED JUNE 28, 1997 COMPARED TO NINE MONTHS ENDED JUNE 29, 1996
---------------------------------------------------------------------------
 (CONTINUED)
 -----------

     The Company reported income before provision for income taxes and discontinued operations of $4,884,000 for the nine months ended June 28, 1997 compared to income before provision for income taxes and discontinued operations of $4,797,000 for the nine months ended June 29, 1996. The effective tax rate in the nine months ended June 28, 1997 and June 29, 1996 was 25%.

     As previously discussed, the Company's Board of Directors voted to proceed with the divestiture of Precision Lamp located in Cotati, California. The operating losses of Precision Lamp for the six months ended March 29, 1997 (approximately $765,000) have been offset against an accrual made in the fourth quarter of fiscal 1996 for anticipated losses during the final disposition of the subsidiary. In January 1997, the Company signed an agreement to sell the Precision Lamp subsidiary for approximately $3.3 million subject to due diligence and the purchaser's ability to obtain adequate financing. The closing was set to occur no later than March 31, 1997. The purchaser, PLI Acquisition Corp. was not able to secure the required financing, but an agreement was reached in May 1997, between PLI Acquisition Corp. and the Company, to sell the stock of Precision Lamp. The Company received a $4 million promissory note together with 8% interest per year on any unpaid principal amount. Payments began in May 1997 and will be completed in April 2000. The activities of Precision Lamp for the nine months ended June 29, 1996 have been restated to reflect a loss from discontinued operations.


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

     Net cash provided by operating activities for the nine months ended June 28, 1997 was $1,414,000, an increase of $170,000 from the $1,244,000 net cash provided by operating activities for the nine months ended June 29, 1996. During the first nine months of fiscal 1997, the Company made capital equipment acquisitions of $1,665,000, decreased its net borrowings under its line of credit by $2,500,000, increased its net borrowings under an equipment line by $150,000, paid down a term loan by $1,055,000 and repurchased common stock for $425,000. During the first nine months of fiscal 1996, the Company made capital equipment acquisitions of $2,187,000, increased its net borrowings under its line of credit by $1,500,000, increased its net borrowings under an equipment line by $76,000 and paid down a term loan by $1,188,000.

     The Company has working capital of $13,123,000 and a current ratio of 2.16 to 1.0 at June 28, 1997. This compares with working capital of $15,155,000 and a current ratio of 2.45 to 1.0 at September 28, 1996. As of June 28, 1997, the Company's credit facilities are as follows:

                                                   AMOUNT OUTSTANDING
                                                    AT JUNE 28, 1997

          Bank line of credit .......................  $ 2,500,000
          Equipment line of credit...................    2,341,000
          Term loan .................................    1,583,000
                                                         -----------
                                                         6,424,000
          Less current portion .....................    (2,620,000)
                                                         ----------
          Long-term debt ...........................   $ 3,804,000


The Company has available an additional $3,500,000 under the bank line of credit ($6 million total). All of the above credit facilities bear interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.69% at June 28, 1997). In January 1997, the Company negotiated an additional $3,000,000 line of credit available through June 30, 1997 at 2.5% above the LIBOR rate. During the quarter ended June 28, 1997, this facility expired and all outstanding balances under this additional line of credit were repaid with proceeds from the sale of Converter Power. The Company is currently negotiating an

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (CONTINUED)
          ---------------------------------

LIQUIDITY AND FINANCIAL CONDITION (CONTINUED)
---------------------------------------------

equipment credit facility to accommodate the capital equipment needs of the Company. At June 28, 1997, the Company was in compliance with all bank covenants. In fiscal 1997, the Company anticipates working capital equipment expenditures of approximately $2 million (including equipment expenditures made at Converter Power prior to the sale). In the fourth quarter of fiscal 1997, capital equipment expenditures are expected to be approximately $350,000. These financial resources, together with anticipated additional resources to be provided from continuing operations, are expected to be adequate to meet the Company's working capital needs, capital equipment acquisitions and debt service obligations at least through fiscal 1997.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          Not applicable.

PART II  OTHER INFORMATION
-------  -----------------


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

          The following exhibit is filed as part of this report:

          Exhibit 27.1    Financial Data Schedule

(b)   Reports on Form 8-K

      Form 8-K filed on May 22, 1997 to report the disposition of Converter Power, Inc.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ILC TECHNOLOGY, INC.






DATE:     August 12, 1997                   /S/RONALD E. FREDIANELLI
                                            ------------------------
                                            Ronald E.Fredianelli
                                            Chief Financial Officer















DATE:     August 12, 1997                   /S/HENRY C. BAUMGARTNER
                                            -----------------------
                                            Henry C. Baumgartner
                                            Chairman of the Board and
                                            Chief Executive Officer