Form 10-K
period 1997-09-27
ILC TECHNOLOGY INC
filed 1997-12-08
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the fiscal year ended  September 27, 1997
                          -----------------------------------------------------
                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from
----------------------------------------to--------------------------------------
Commission file number        0-11360
--------------------------------------------------------------------------------

                              ILC TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                              94-1655721
--------------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
  incorporation or organization)

                   399 Java Drive, Sunnyvale, California 94089
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code      (408) 745-7900
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange on
                                             which registered
               None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 3, 1997, was approximately $38,281,494. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock on November 3, 1997 was 4,879,890.

                                TABLE OF CONTENTS
                                -----------------



Item     Description                                                   Page
----     -----------                                                   -----

         PART I
         ------

1        Business...................................................  1  - 6

2        Properties ................................................     6

3        Legal Proceedings..........................................     6

4        Submission of Matters to a Vote of Security Holders........     6

         Executive Officers of the Registrant.......................   7 - 8

         PART II
         -------

5        Market for the Registrant's Common Equity and
          Related Stockholder Matters...............................    9

6        Selected Financial Data.....................................  10

7        Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................11 - 15

7A       Quantitative and Qualitative Disclosures About Market Risk....15

8        Financial Statements and Supplementary Data.................16 - 38

9        Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................... 39


         PART III
         --------

10       Directors and Executive Officers of the Registrant...........  39

11       Executive Compensation.......................................40 - 42

12       Security Ownership of Certain Beneficial Owners
          and Management..............................................43 - 44

13       Certain Relationships and Related Transactions...............  45


         PART IV
         -------

14       Exhibits, Financial Statement Schedule, and Reports
         on Form 8-K..................................................  46

         Signatures...................................................  47


                                     PART I

Item 1.  Business

General
-------

     ILC Technology, Inc. ("ILC" or the "Company") designs, develops, manufactures and markets high intensity lamps and lighting products for the medical, industrial, aerospace, scientific, entertainment and military industries. ILC was incorporated in California in 1967. Its principal manufacturing and executive facilities are located at 399 Java Drive, Sunnyvale, California 94089, and its telephone number is (408) 745-7900. ILC's wholly-owned subsidiary, Q-Arc. Ltd., an arc lamp manufacturing company based in Cambridge, England, was acquired by ILC in 1991.

     In September 1996, the Board of Directors of ILC (the "ILC Board") voted to proceed with the divestiture of ILC's Precision Lamp, Inc. ("PLI") subsidiary and therefore PLI is reported as discontinued operations in the accompanying consolidated financial statements. PLI is a manufacturer of miniature incandescent surface mount lamps as well as liquid crystal display backlight panels that incorporate the technology of the surface mount lamps.

     In May 1997, ILC completed the sale of its Converter Power, Inc. ("CPI") subsidiary to Applied Science and Technology, Inc. ("ASTeX"). The gain on the sale was reported in the results of operations for the third quarter of fiscal 1997. CPI is a producer of high efficiency, small form lamp power sources built to fit compactly into a variety of systems.

     On October 30, 1997, ILC entered into a definitive Agreement and Plan of Merger by and among ILC, BEC Group, Inc. ("BEC") and BILC Acquisition Corp. ("Acquisition Corp."), a wholly owned subsidiary of BEC, pursuant to which ILC will merge (the "Merger") with and into Acquisition Corp. Upon consummation of the Merger, each outstanding share of ILC will be converted into the right to receive 2.18 shares (reflecting the completion of BEC's contemplated one-for-two reverse stock split) of BEC's common stock. The Merger is subject to the approval of both ILC's shareholders and BEC's stockholders, and to certain regulatory approvals and other customary closing conditions. The respective chairmen of ILC and BEC have executed voting agreements in favor of the Merger.


Business Strategy
-----------------

     ILC uses a market focused business strategy. The key element of this strategy is to select growth markets that most closely match ILC's technological expertise and manufacturing strengths. With a strong emphasis on research and development, ILC achieves and maintains a leadership position in these market segments through advanced technology, engineering design capability and attentive customer support.

Products

     Flashlamps. ILC manufactures pulsed and direct current arc lamps that are designed to satisfy a wide variety of laser and industrial applications requiring rigorous, high-performance standards. The primary source of sales, of which approximately 80% are for the replacement market, derives from industrial uses such as materials aging (solar simulation) and laser cutting, drilling, scribing and marking. In addition, ILC derives sales of flashlamps in the medical market, where lasers are utilized in cataract surgery and other exacting procedures. Production of flashlamps is highly labor-intensive and requires a lengthy training period to achieve a quality product. ILC anticipates that the market for flashlamps in low-energy laser pumping applications will erode as alternative technologies such as laser diode pumps become increasingly cost-effective. In high-powered laser applications, however, ILC believes that flashlamps will continue to be utilized.

     ILC believes that growth in its flashlamp business is highly dependent upon its ability to develop new, non-laser applications for flashlamp technology. ILC continues to develop high growth arc lamp markets outside of the laser applications. Some of these include material aging (solar simulation), ultraviolet ("UV") sterilization and curing, machine vision and spectrofluoroscopy. During fiscal 1997, sales of flashlamps to non-laser markets were approximately 12% of ILC's total flashlamp sales.

     Cermax(R) and Equipment. ILC manufactures Cermax lamps, which are short arc xenon lamps that are optically pre-aligned, encased in a safe ceramic body bonded to a metallized sapphire window, and are capable of transmitting the full spectrum from infrared to UV wavelengths. In addition, ILC manufactures fully-encased and open frame power supplies, lamp holders and other equipment to support its Cermax product line. Products also include complete fiber optic lightsources that are private labelled for manufacturers of medical equipment. ILC sells Cermax lamps primarily to original equipment manufacturers ("OEMs").

     The primary market for ILC's Cermax product line is fiber optic illumination for medical procedures such as endoscopy. The market for Cermax lightsources and related equipment used in endoscopy is composed of two segments: a high-intensity or critical segment and a low-intensity or non-critical segment. Critical endoscopy applications require high-intensity Cermax lightsources with specialized power supplies. High intensity lightsources are required because physicians seek good color rendition on video displays and, in some cases, also because of the small size of the fiber optic lightguide. The low-intensity market is dominated by manufacturers of halogen lightsources. Ancillary industrial uses for Cermax lightsources include illuminating areas that are difficult to inspect, such as nuclear reactors or jet engines. ILC has also targeted new non-medical Cermax lightsource markets that include analytical instruments and spot UV curing lightsources.

     During fiscal 1995, ILC announced the release of new high-intensity lamps for video projection utilizing ILC's proprietary Daymax(R) and Cermax technologies. During fiscal 1996 and 1997, several of ILC's products were incorporated into high-end/professional and mid-range/business video projection systems of several OEMs, including Hughes-JVC Technology Corporation, Ampro Corporation, Electrohome Limited and Digital Projection Ltd. Sony Electronics, Inc. and Mitsubishi Electric Corporation have also demonstrated preliminary versions of ILC's video projection lamps. ILC's video projection lamps are compatible with the key imaging devices, including light valves, liquid crystal displays ("LCDs") or Texas Instruments Inc.'s DMD (Digital Micromirror Devices). In conjunction with several OEMs, ILC is developing lamps for the low-end/commercial business segment. ILC's future growth will depend to a large extent on the successful introduction, marketing and commercial viability of video projection systems that use ILC's products.

     The factors that may adversely affect ILC's Cermax business include the entry of competitors into the market. ILC's primary patent on the Cermax lamp expired in 1991. ORC Technologies, Inc., Ushio and EG&G, Inc. are manufacturing and marketing sealed beam xenon illuminators that compete with ILC's Cermax lamps, and other established and emerging companies may compete in the future. Increased competition could result in price reductions, which in turn could generate lower net sales on stable unit volume. Increased competition could also result in fewer customer orders, reduced gross margins and loss of market share.

     Stepper Lamps. In fiscal 1995, ILC began commercial shipment of mercury xenon short arc lamps, which are used to expose patterns during the fabrication of semiconductor products. ILC is shipping a complete line of 1,000 and 2,000 watt stepper lamps. Each lamp, fully utilized, lasts for approximately 1-2 months. Accordingly, ILC expects that the product will generate a high repeat business.

     The market for stepper lamps is currently dominated by Ushio, a Japanese competitor of ILC. ILC has invested heavily in ensuring the quality of its stepper lamps since semiconductor manufacturers perceive substantial risk in switching suppliers. In addition, ILC's stepper lamp does not require the semiconductor manufacturer to modify any of its maintenance procedures. ILC has worked extensively for more than four years with semiconductor manufacturers in the United States to qualify its stepper lamps at major semiconductor fabrication facilities. During fiscal 1995, ILC established itself as the only qualified United States supplier of mercury xenon short arc lamps used in semiconductor manufacturing equipment. In 1996 and 1997, ILC's stepper lamps were qualified by a number of semiconductor manufacturers including IBM Corporation, Intel Corporation and Integrated Solutions, Inc. The failure of ILC's stepper lamp to sustain market acceptance would have a material adverse effect on ILC's results of operations.

     In October 1994, ILC purchased a 20,000 square foot office and manufacturing facility in Santa Clara, California for ILC's stepper lamp operations. The move to the new facility was completed in the second quarter of fiscal 1997. The success of ILC's stepper lamp business depends in large part on the ability of ILC to manufacture stepper lamps efficiently and reliably over time. There can be no assurance that ILC will not experience manufacturing problems in the future that would result in product delivery delays or quality problems.

     Other Products. ILC's other products include mercury capillary lamps, Daymax metal halide lamps and products for the aerospace and military markets.

     ILC manufacturers mercury capillary lamps using technology and processes that are similar to those developed for stepper lamps. The primary applications for mercury capillary lamps include the photolithography of grid patterns on color television screens and printed circuit boards for computers.

     Daymax lamps simulate stable daylight conditions. Originally developed for use in the space program, these products are now used primarily in the entertainment business. Applications include: indoor and outdoor lighting for motion picture and television productions, high speed and special effects lighting, concert and stadium lighting and theatrical lighting. Daymax lamps are also used for solar simulation in certain scientific applications. ILC has developed DTI, a series of integral low-power metal halide lamps (less than 500 watts) for commercial projection, stage and medical applications. DTI lamps, using a rugged ceramic reflector, have been qualified for use in video projection systems and architectural lighting.

     In the Aerospace market, ILC offers standard, modified, and customer systems covering the visible, infrared, and UV spectrum to meet each space lighting requirement. ILC's lighting systems are installed in the Space Shuttle interior and exterior, on the Manned Maneuvering Unit, on Spacelab and in several experiments carried aboard the shuttle orbiters. Other ILC systems are being designed for use on International Space Station Alpha, in future shuttle experiments and payload packages and space robotic vehicles. ILC is the only domestic manufacturer of space lighting qualified to serve NASA and other government agencies in Japan and Europe. ILC aerospace lighting systems feature efficiency, reliability, ruggedness, light weight and full space qualification. New systems designed to meet unique requirements can often be developed from ILC's large selection of space-qualified designs and components, substantially reducing development costs and lead times.

     ILC's products for the military market include infrared lamps used by the military on tanks and aircraft to deflect offensive heat seeking missiles. In addition, ILC developed for Hughes Aircraft Company a multi-faceted Cermax high-intensity discharge lamp which is used in the infrared guidance system of the TOW (Tube Launched Optically Guided Wire Controlled) missile, and shipped approximately $1.6 million of this product in fiscal 1997.

Marketing and Sales

     ILC markets and sells its products to OEMs through a direct sales force and to end users through sales representatives and distributors. The sales organization includes regional sales managers and a team of market development managers with global responsibilities aligned along specific markets such as the semiconductor, video projection and medical markets. In addition, ILC maintains customer service groups at its facilities in California and Cambridge, England to provide sales and customer service support to its customer base and network of domestic and foreign sales representatives and distributors.

     ILC's European sales office, which is located at the facilities of Q-Arc, Ltd. in Cambridge, England, markets and sells the complete line of lamp and equipment products and provides local customer support for European customers. In the fiscal year ended September 27, 1997, international sales represented approximately 34.0% of ILC's net sales. Information regarding ILC's export sales and major customers is incorporated herein by reference to Note 3 of Notes to Consolidated Financial Statements.


Backlog

     As of September 27, 1997, ILC's backlog of unfilled orders was approximately $23.4 million, compared to approximately $28.0 million at
September 28, 1996. Subsequent to fiscal 1997, ILC received an order of approximately $6.5 million. A comparable order from the same customer was received prior to the end of fiscal 1996 and is included in backlog as of September 28, 1996. Had this order been received prior to the end of fiscal 1997, ILC's backlog at September 27, 1997 would have been approximately $29.9 million. ILC includes in its backlog orders that have been released by the customer for shipment within the next 12 months. Due to the possibility of customer changes in delivery schedules or cancellations of orders, backlog as of any particular date is not necessarily representative of actual sales for any succeeding period.


Manufacturing

     ILC's lamp groups have built substantial expertise in the fields of sealing technology (ceramic-to-metal, quartz-to-metal, vacuum sealing), materials research, plasma physics, electrical engineering, optoelectronics, and electrode technology. The manufacturing of most of ILC's lamp and power supply products is labor and capital intensive, and accordingly, the labor force is highly skilled and experienced. The combination of ILC's technical and manufacturing expertise enables ILC to dominate its selected market niches for specialty lighting.

     ILC designs, develops, and manufactures a majority of its products in two facilities totaling 97,000 square feet in Sunnyvale, California. These adjoining buildings include lamp development laboratories, separate manufacturing facilities for xenon and krypton arc lamps, Cermax lamps, Daymax metal halide lamps, mercury capillary lamps, Cermax equipment and aerospace products. In October 1994, ILC purchased a facility in Santa Clara, California totalling approximately 20,000 square feet to accommodate stepper lamp manufacturing. Q-Arc, Ltd. purchased a new facility of approximately 36,000 square feet in June 1994 and occupied the new facility in early fiscal 1995. Q-Arc currently occupies approximately 25,000 square feet of this facility and has available 11,000 square feet for future expansion.

     Q-Arc received ISO9002 certification in fiscal 1995 and ILC Sunnyvale became certified in fiscal 1996. ISO certification ensures customers that ILC has a quality system that will result in continuous product quality improvement. It is a recognition of a commitment to quality through all sections of the organization.


Patents and Trademarks

     ILC holds approximately 25 United States and foreign patents related to the key features of several of its products and has several patent applications pending in the United States. While these patents tend to enhance ILC's competitive position, ILC believes that ILC's success depends primarily upon its proprietary technological, engineering, production and marketing skills and the high quality of its products. The names of two of ILC's products, Cermax and Daymax, are registered as trademarks in the United States Patent and Trademark Office and in many other countries in which ILC's products are sold.

     ILC's patents expire at various dates between 1998 and 2013. There can be no assurance that any patents held by ILC will not be challenged and invalidated, that patents will issue from any of ILC's pending patent applications or that any claim allowed from existing or pending patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to ILC.
Competitors of ILC also may be able to design around ILC's patents.


Competition

     ILC competes on the basis of product performance, applications engineering, customer service, reputation and price. ILC competes in many markets in which technology develops and improves rapidly, stimulating ILC to enhance the capability of its products and technologies. Competitors consist of both large and small companies located in the United States, Japan and Europe. They include EG&G, Inc., Osram GmbH, Philips Electronics N.V., Ushio, ORC Technologies, Inc., Koto and Wolfram Electric Inc. In many market segments, the competition has established the benchmark for product acceptance at a very high level, which requires ILC to improve continuously all phases of its processes for customer satisfaction. ILC believes that by exploiting segmented market areas in which ILC has technological, manufacturing and marketing strengths, ILC can compete effectively. At the same time, by focusing its product development and acquisition activities in these areas, ILC believes that it can defend its strengths and maintain its leadership in selected markets.


Engineering and Research

     ILC's engineering and research and development efforts consist of three main activities. The first area of activity is extensive application engineering in response to customer requirements. These activities result in customer specific products and modifications to existing products to satisfy the needs of ILC's customers. The second area is joint engineering and development work made in connection with customer production contracts. The third area includes those projects funded by ILC to develop new products and technologies. ILC spent $4,253,000, $4,320,000 and $4,279,000 in fiscal 1997, 1996 and 1995, respectively, for ILC funded research and development.

Employees

     As of September 27, 1997, ILC had 439 full-time employees, comprised of 31 in research and engineering, 24 in marketing and sales, 361 in manufacturing and 23 in general and administrative positions. ILC believes that its future success depends upon its continued ability to recruit and retain highly skilled employees in all disciplines. Although competition for qualified personnel is intense, ILC has been successful in attracting and retaining skilled employees. None of ILC's employees is represented by a labor union. ILC believes that its relations with its employees are good.


Item 2.  Properties

     ILC owns facilities with an aggregate of approximately 153,000 square feet of office and manufacturing space in four separate buildings in Sunnyvale and Santa Clara, California and Cambridge, England. In Sunnyvale, ILC owns two adjacent buildings with an aggregate of 97,000 square feet of office and manufacturing space. These buildings were constructed by ILC in 1977 and 1979, sold and leased back from the new owners in 1982, and re-purchased from the landlord in August 1993. ILC leases to one tenant approximately 9,000 square feet of its space in Sunnyvale under a lease that expires in March 1998. In October 1994, ILC purchased 20,000 square feet of office and manufacturing space in Santa Clara, California. In June 1994, ILC purchased 36,000 square feet of office and manufacturing space in Cambridge, England. Q-Arc currently occupies approximately 25,000 square feet with approximately 11,000 square feet available for future expansion.


Item 3.  Legal Proceedings

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1997.

Executive Officers of the Registrant
    ILC's executive officers and their ages as of December 26, 1997, are as follows:


NAME                        AGE                                 POSITION

Henry C. Baumgartner .......65 .................Chairman of the Board and Chief
                                                 Executive Officer

Richard D. Capra .......... 65 .................President and Chief Operating
                                                 Officer

John A. Lucero ............ 48 .................Senior Vice President, Marketing
                                                 and Sales

Ronald E. Fredianelli ..... 48 .................Chief Financial Officer and
                                                 Secretary

Felix J. Schuda ........... 49 .................Vice President - Chief Technical
                                                 Officer

Dennis M. Toohey .......... 50 .................Vice President, Logistics and
                                                 Quality

Arthur O. Whipple ......... 49 .................Vice President, Engineering


     Henry C. Baumgartner is a co-founder of ILC. He has served ILC in various management positions since 1967 and has been a member of the ILC Board of Directors since 1967. Mr. Baumgartner was appointed Chairman of the ILC Board of Directors in July 1996 and Chief Executive Officer of ILC in April 1990. From April 1990 to July 1996, he served as the President of ILC. Prior to 1990, he served as Chief Executive Officer and Chairman of the Board of ILC from November 1986.

     Richard D. Capra has served as a member of the Board of Directors of ILC since 1995. Since July 1996, he has also served as President and Chief Operating Officer of ILC. From January 1991 to July 1996, Mr. Capra served as a management consultant and as director of several companies in the electric and lighting business. He was President and Chief Financial Officer of Philips Lighting Inc., U.S., from 1983 to 1991.

     John A. Lucero has served as Senior Vice President of Marketing and Sales of ILC since February 1997. From September 1996 to February 1997 he was Vice President of Marketing and Sales. He joined ILC in August 1994 as Director of Sales. From June 1991 to August 1994, he was employed by Crystal Technology, Inc., an electro-optics company, in management positions in marketing and operations.

     Ronald E. Fredianelli has served as Chief Financial Officer of ILC since April 1990 and as Secretary since 1987. Except for the period from November 1985 to August 1986 and until he was elected Chief Financial Officer in 1990, Mr. Fredianelli was the Controller of ILC since August 1979. From November 1985 to August 1986, he was Controller of Synergy Computer Graphics.

     Felix J. Schuda has served as Chief Technical Officer of ILC since September 1996 and as Vice President of ILC since 1981. He has been employed by ILC in various engineering and engineering management positions since June 1976.

     Dennis M. Toohey has served as Vice President of Logistics and Quality of ILC since October 1996. From May 1995 to September 1996, he was General Manager of Coils, Inc., an electronic parts manufacturer. From May 1993 to May 1995, he was employed by LeMans Corporation, an auto parts distributor, as Vice President of Operations. From February 1992 to April 1993, he was Vice President, Logistics at Harley-Davidson and from April 1990 to February 1992 he was Vice President, Logistics at General Tire/Continental A.G.

     Arthur O. Whipple has served as Vice President of Engineering of ILC since March 1997. From April 1994 to February 1997, he was employed by ILC's Precision Lamp, Inc. subsidiary, initially as Vice President and as President after May 1996. From January 1990 to March 1994, Mr. Whipple was President of Aqua Design, Inc., a privately held manufacturer and operator of water treatment systems.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters


     ILC's common stock is traded in the Nasdaq National Market (symbol ILCT). The high and low closing sales prices for the common stock on the Nasdaq National Market, are set forth below for the quarters as indicated:


     FISCAL 1997                    HIGH             LOW

     1st Quarter....................14 3/16......... 10 3/8
     2nd Quarter....................14 3/4 ......... 10
     3rd Quarter....................12 1/8 .........  9 1/8
     4th Quarter....................12 3/16......... 10 1/2


     FISCAL 1996                    HIGH             LOW

     1st Quarter....................11 1/2 .........  8 3/4
     2nd Quarter....................11 7/8 .........  8 7/8
     3rd Quarter....................14     ......... 10 11/16
     4th Quarter....................13 1/2 ......... 10 7/8




     There were approximately 2,000 institutional and individual stockholders as of September 27, 1997. The closing sales price of the common stock on September 27, 1997 as reported by Nasdaq was $11.75. ILC has not declared or paid cash dividends. ILC intends to retain earnings for use in its business and does not expect to pay cash dividends in the foreseeable future. ILC's credit agreement with Union Bank of California provides that ILC shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the bank's prior written consent.

Item 6.  Selected Financial Data

     The following selected consolidated financial data of ILC, which has been reclassified to reflect the continuing operations of ILC and the discontinued operations of PLI, should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                     Fiscal Year Ended
                             (in thousands except per share data)

                              1997      1996      1995      1994     1993
                              ----      ----      ----      ----     ----

Net sales.....................$55,518  $54,206   $49,496   $44,331  $42,250

Income from continuing
 operations...................  4,839    4,546     4,637     3,727    4,509

Income (loss) from
 discontinued operations......     --   (4,239)      (99)   (3,536)     250

Net income....................  4,839      307     4,538       191    4,759

Earnings (loss) per share (a):
 Continuing operations........    .96      .92       .97       .77      .91
 Discontinued operations......     --     (.86)     (.02)     (.73)     .05
                                 ----     -----     -----     -----    ----
     Net income per share.....  $ .96    $ .06     $ .95     $ .04    $ .96



Weighted average shares
 outstanding..................  5,048     4,923    4,765     4,825    4,980


Working capital...............$13,337   $15,155  $14,618   $11,366  $17,543

Total assets.................. 49,548    47,844   46,726    41,312   39,703

Total long-term debt..........  3,196     7,576    6,592     6,421    5,805

Total stockholders' equity....$34,994   $29,791  $28,802   $23,624  $24,565





(a) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which requires disclosure of basic earnings per share and diluted earnings per share and is effective for periods ending subsequent to December 15, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Accounting Pronouncement."

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect ILC's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In addition to the factors discussed below, among the factors that could cause actual results to differ materially are the following: ILC's ability to manufacture products efficiently and reliably; the ability of ILC to deliver new products on time; market acceptance of ILC's products; the introduction, marketing and commercial viability of products and systems that use ILC's products; competition; changes in pricing; the timing of, or delay in, large customer orders; quality control of products sold; and the factors contained from time to time in the reports that ILC files with the Securities and Exchange Commission. In this report, the words "anticipates", "believes", "future", "may have", "will take place", "are expected" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


General

     In September 1996, ILC's Board of Directors voted to proceed with the divestiture of ILC's Precision Lamp Inc., subsidiary ("PLI") based in Cotati, California. The accompanying consolidated financial statements for fiscal 1996 and 1995 have been restated to reflect the discontinued operations of the PLI business. In May 1997, ILC completed the sale of Converter Power, Inc. ("CPI") and the results of operations for this subsidiary through the date of sale have been included in continuing operations. Refer to Notes 12 and 13 of Notes to Consolidated Financial Statements for a further discussion of discontinued operations and the sale of CPI. Accordingly, the following discussion and analysis of financial condition and results of operations reflects the activities of ILC Technology, Inc., CPI and Q-Arc, Ltd. ("Q-Arc").

     During fiscal 1997, 1996 and 1995, ILC derived approximately 31%, 39% and 40%, respectively, of its net sales from the medical market. During fiscal 1997, 1996 and 1995, ILC's sales in the industrial market accounted for 43%, 46% and 47%, respectively, of net sales. In fiscal years 1997, 1996 and 1995, ILC's sales in the aerospace market accounted for 14%, 8% and 8%, respectively, of net sales. Products sold in the medical market are incorporated into products sold into the health-care and health-care related industries. These industries have recently been subject to significant fluctuations in demand which in turn have affected the demand for components used in these products. ILC expects sales to the medical market to continue to decrease as a percentage of net sales for the foreseeable future. Aerospace sales have increased in fiscal 1997 over fiscal 1996 and 1995 due to shipments of multi-faceted Cermax high-intensity discharge lamps used in the infrared guidance system of the TOW (Tube Launched Optically Guided Wire Controlled) missile and due to additional contracts for space lighting requirements. Because of the on-going uncertainty in military and defense spending, ILC does not expect aerospace sales to grow from fiscal 1997 levels.


Continuing Operations

Fiscal 1997 Compared to Fiscal 1996

     Net sales for fiscal 1997 were $55,518,000 compared to $54,206,000 in fiscal 1996. Although net sales at ILC's California operations ("ILC Sunnyvale") and Q-Arc increased by 16.1% between the two fiscal years, net sales at CPI decreased 55.1% between the two fiscal years. In the fourth quarter of fiscal

1996, CPI experienced a significant reduction in orders from a major customer that provides equipment to the semiconductor equipment industry. This order reduction continued into the first and second quarters of fiscal 1997. In May 1997, CPI was sold and therefore net sales for fiscal 1997 reflect only seven months of CPI sales activity as opposed to a full year in fiscal 1996. The net sales increases at both ILC Sunnyvale and at Q-Arc were the result of a higher volume of products sold in all areas except Equipment products, which were lower than the previous year due to the timing of the shipment of orders.

     Cost of sales as a percentage of net sales was 70.6% for fiscal 1997 compared to 66.7% for fiscal 1996. The percentage increase was due in part to the sales decline from CPI's major customer discussed above. In addition, unfavorable yields in Cermax and infrared lamp products, coupled with increases in the provision for inventory reserves and revenue recognition on Aerospace contracts with low or minimal gross margins, contributed to the cost of sales percentage increase between the two fiscal years. The ratio of inventory reserve to year end inventory in fiscal 1997, 1996 and 1995 was 16.0%, 18.6% and 20.0%, respectively.

     Research and development expenses, 7.7% of net sales in fiscal 1997 compared to 8.0% of net sales in fiscal 1996, remained constant at approximately $4.3 million. Spending declines occurred in Flashlamp and Quartz lamp products while spending increases took place in Cermax and Equipment products for the display and projection markets. Additionally, research and development spending declined at CPI due to the sale of the subsidiary in May 1997.

     Sales and marketing expenses for fiscal 1997 were $3,059,000, or 5.5% of net sales compared to $2,646,000, or 4.9% of net sales in fiscal 1996. The $413,000 increase between the two fiscal years was the result of personnel additions, increased travel and trade show participation and additional commission expense.

     General and administrative expenses, 7.8% of net sales in fiscal 1997 compared to 8.1% of net sales in fiscal 1996, decreased $88,000 between the two fiscal years. The primary reason for the decrease was due to the inclusion of only seven months of expense for CPI in fiscal 1997 versus a full year of expense in fiscal 1996. If the general and administrative expenses related to CPI were excluded from both fiscal years, the increase between the two periods was approximately $555,000. Profit sharing accruals at ILC Sunnyvale in fiscal 1997 and personnel additions at Q-Arc during fiscal 1997 caused general and administrative expenses to increase in fiscal 1997 over fiscal 1996.

     Amortization of intangibles of $120,000 in fiscal 1997 and 1996 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Interest income was $147,000 in fiscal 1997 compared to $80,000 in fiscal 1996. Interest expense associated with continuing operations, $641,000 in fiscal 1997 compared to $542,000 in fiscal 1996, increased $99,000 between the two fiscal years. The increase in interest expense is due to higher borrowings under a line of credit for working capital needs and an equipment line of credit for capital equipment acquisitions.

     ILC reported income from continuing operations before provision for income taxes and before gain on sale of CPI of $4,069,000 in fiscal 1997 compared to income from continuing operations before provision for income taxes of $6,061,000 in fiscal 1996. As discussed in Note 13 of Notes to Consolidated Financial statements, the CPI subsidiary was sold in May 1997. The transaction resulted in a pre-tax gain, net of expenses, of $2,379,000. The results of operations for CPI through April 1997 are included in ILC's Consolidated Statement of Operations. Including the gain on the sale of CPI in the results of operations for fiscal 1997 increases the income from continuing operations before provision for income taxes to $6,447,000. The effective tax rate for fiscal 1997 and 1996 was 25%.

     As previously discussed, the ILC Board voted to proceed with the divestiture of PLI located in Cotati, California. The operating losses of PLI for the six months ended March 29, 1997 were offset against accruals made in the fourth quarter of fiscal 1996 for anticipated losses during the final disposition of the subsidiary. In January 1997, ILC signed an agreement to sell PLI to PLI Acquisition Corp. for approximately $3.3 million subject to due diligence and the purchaser's ability to obtain adequate financing. The closing was set to occur no later than March 31, 1997. The purchaser was not able to obtain the required financing, but ILC agreed to sell the stock of PLI to PLI Acquisition Corp., as discussed in Note 12 of Notes to Consolidated Financial Statements. ILC received a $4 million promissory note that bears interest at the rate of 8% per year on any unpaid principal amount. Payments began in May 1997 and will be completed in April 2000. The activities of PLI for fiscal 1996 have been restated to reflect a loss from discontinued operations.


Fiscal 1996 Compared to Fiscal 1995

     Net sales for fiscal 1996 were $54,206,000, an increase of 9.5% over fiscal 1995 net sales of $49,496,000. The $4,710,000 increase was primarily attributable to a $3.4 million sales increase in Cermax and related equipment sales, a $1.7 million sales increase in Quartz lamps and a $1 million sales increase in Flashlamps. These sales gains were offset by a $1.4 million sales decrease in Aerospace and at CPI. In the fourth quarter of fiscal 1996, CPI experienced a significant reduction in orders from a major customer that provides equipment to the semiconductor equipment industry.

     Cost of sales as a percentage of net sales was 66.7% for fiscal 1996 compared to 64.2% for fiscal 1995. The percentage increase was due primarily to the sales decline from CPI's major customer discussed above coupled with cost revisions for a fixed price contract in Aerospace. In addition, although there was some improvement in the gross margin associated with Quartz lamp products in fiscal 1996 over fiscal 1995, the gross margin in both fiscal years remained negative. The ratio of inventory reserve to year end inventory in fiscal 1996, 1995 and 1994 was 18.6%, 20.0% and 26.3%, respectively.

     Research and development expense, 8.0% of net sales in fiscal 1996 compared to 8.6% of net sales in fiscal 1995, remained unchanged at approximately $4.3 million. In both fiscal years, the majority of the spending was for the development of Quartz Stepper lamps used in the processing of semiconductor materials, in Cermax for lamps for video projection and at CPI for the design of new power supplies to compliment the lamps for video projection.

     Sales and marketing expenses, 4.9% of net sales in both fiscal 1996 and 1995, increased $241,000 between the two fiscal years. The increase was the result of personnel additions and more travel and trade show attendance.

     As a percentage of net sales, general and administrative expenses were 8.1% in fiscal 1996 and 9.0% in fiscal 1995. In absolute dollars, the general and administrative spending level remained constant at approximately $4.4 million.

     Amortization of intangibles of $120,000 in fiscal 1996 and 1995 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Interest income was $80,000 in fiscal 1996, compared to interest income of $265,000 in fiscal 1995, which amount included approximately $235,000 of interest income from an income tax refund in the third quarter of fiscal 1995. Interest expense associated with continuing operations, $542,000 in fiscal 1996 as compared to $589,000 in fiscal 1995, decreased approximately $47,000 between the two fiscal years due to a slightly lower interest rate. Interest expense is associated with a term loan obtained to purchase ILC's two operating facilities in Sunnyvale, California, a line of credit for working capital needs and an equipment line of credit for capital equipment acquisitions.

     ILC reported income from continuing operations before provision for income taxes of $6,061,000 in fiscal 1996 compared to income from continuing operations before provision for income taxes of $6,109,000 in fiscal 1995. The fiscal 1996 effective tax rate was 25% compared with a fiscal 1995 effective tax rate of 28%, exclusive of a $238,000 income tax refund received in the third quarter of fiscal 1995.

     As previously discussed, the ILC Board voted to proceed with the divestiture of PLI. The net operating results of PLI were reported as a $4,239,000 loss from discontinued operations in fiscal 1996. This amount included the $840,000 operating loss of PLI for fiscal 1996 and an estimated loss for the disposal of discontinued operations of $3,399,000. The estimated loss for the disposal included asset write downs of $3.3 million, a $500,000 charge for anticipated losses during the final disposition of PLI and the write off of the unamortized balance of the PLI covenant-not-to-compete of approximately $470,000. The combined loss from discontinued operations is net of a $1,413,000 income tax benefit. See Note 12 of Notes to Consolidated Financial Statements.

     ILC believes that inflation and changing prices had no significant impact on sales or costs during fiscal 1997, 1996 and 1995.


Liquidity and Capital Resources

     Cash and cash equivalents decreased to $1,114,000 at the end of fiscal 1997 from $1,829,000 at the end of fiscal 1996. Cash provided by operating activities from continuing operations amounted to $1,070,000 in fiscal 1997, a decrease of $695,000 from $1,765,000 in fiscal 1996. Cash used in discontinued operations amounted to $1,518,000 in fiscal 1997, an increase of $1,350,000 from $168,000 in fiscal 1996. During fiscal 1997, ILC made capital equipment purchases of $3,102,000. In fiscal 1997, ILC decreased its net borrowings under its line of credit by $2,500,000, decreased its net borrowings under an equipment line by $276,000 and paid down a term loan by $1,451,000. In addition, in fiscal 1997, ILC also repurchased, on the open market, 37,000 shares of its common stock for $425,000. In fiscal 1996, ILC made capital equipment acquisitions of $3,187,000. During fiscal 1996, ILC increased its net borrowings under its line of credit by $3,000,000, increased its net borrowings under an equipment line by $180,000 and paid down a term loan by $1,584,000. In fiscal 1995, ILC used cash of $1,745,000 to purchase land and a new manufacturing facility in Santa Clara, California and made capital equipment acquisitions of $2,518,000. During fiscal 1995, ILC increased its net borrowing under its line of credit by $2,000,000, increased its net borrowings under an equipment line by $670,000 and paid down a term loan by $1,578,000.

     ILC had working capital of $13,337,000 and a current ratio of 2.17 to 1.0 at September 27, 1997. This compares with working capital of $15,155,000 and a current ratio of 2.45 to 1.0 at September 28, 1996. As of September 27, 1997, ILC had $3,500,000 unused on a $6,000,000 bank line of credit with interest at

2% above the LIBOR rate (London  Interbank  Offer Rate) (7.66% at September  27,
1997). ILC also has available an unused $2,000,000 equipment credit facility at the above interest rate. This credit facility can be increased to accommodate the capital equipment needs of ILC. In fiscal 1998, ILC anticipates making capital expenditures of approximately $2.5 million. As of September 27, 1997, ILC did not have any outstanding material commitments for capital expenditures. ILC's current financial resources, together with anticipated additional resources to be provided from continuing operations, are expected to be adequate to meet ILC's working capital needs, capital equipment requirements and debt service obligations at least through fiscal 1998.


Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, which requires disclosure of basic earnings per share and diluted earnings per share and is effective for periods ending subsequent to December 15, 1997 and restatement will be required for all prior period EPS data presented. The pro forma effect of adoption of SFAS No. 128 is included in the table below.


                                      1997           1996         1995
                                      ----           ----         ----
                                           (shares in thousands)

As reported:
  Earnings (loss) per share:
  Continuing operations.............$ 0.96          $0.92        $0.97
  Discontinued operations...........    --          (0.86)       (0.02)
                                     -----         ------       ------
   Net income per share.............$ 0.96          $0.06        $0.95

Pro forma for SFAS No. 128:
  Basic earnings (loss) per share:
  Continuing operations............. $1.00          $0.96        $1.01
  Discontinued operations...........    --          (0.90)       (0.02)
                                     -----         ------       ------
   Basic net income per share....... $1.00          $0.06        $0.99
  Weighted average number of
   common shares outstanding........ 4,848          4,725        4,604

  Diluted earnings (loss) per share:
  Continuing operations............. $0.96          $0.92        $0.97
  Discontinued operations...........    --          (0.86)       (0.02)
                                     -----         ------       ------
   Diluted net income per share      $0.96          $0.06        $0.95
  Weighted average number of
   common shares outstanding........ 5,048          4,923        4,765







Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data




Table of Contents                                                    Page
-----------------                                                    ----


Consolidated Balance Sheets - September 27,
  1997 and September 28, 1996.......................................17 - 18

Consolidated Statements of Operations for the Three
  Fiscal Years Ended September 27, 1997.............................   19

Consolidated Statements of Stockholders' Equity
  for the Three Fiscal Years Ended September 27, 1997...............   20

Consolidated Statements of Cash Flows for the Three
  Fiscal Years Ended September 27, 1997.............................21 - 22

Notes to Consolidated Financial Statements..........................23 - 35

Form 10-K Schedule..................................................   36

Report of Independent Public Accountants............................   37

Quarterly Results of Operations (Unaudited).........................   38

                              ILC TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996




                                     ASSETS





                                                1997              1996
                                                ----              ----

Current assets:

 Cash and cash equivalents...................$1,113,992        $ 1,828,807

 Accounts receivable, less allowance for
  doubtful accounts of $337,958 and $312,358,
  respectively............................... 9,485,397          9,494,246

 Receivable from long-term contracts........  1,049,122            861,427

 Inventories, net........................... 10,716,680          8,901,528

 Deferred tax asset.........................    835,803          2,158,000

 Prepaid expenses...........................    344,393            208,320

 Current portion of note receivable from
  sale of PLI ..............................  1,150,000                 --

 Net assets from discontinued operations....         --          2,178,383
                                            -----------          ---------

    Total current assets.................... 24,695,387         25,630,711
                                             ----------         ----------



 Property and equipment, net................ 21,652,695         21,176,431

 Note receivable from sale of PLI, net
  of current portion........................  2,196,871                 --

 Covenants-not-to-compete, net of
  accumulated amortization and writedown of
  $3,314,404 and $3,195,524, respectively...    237,761            356,641

 Other assets...............................    765,309            680,013
                                                -------            -------

                                            $49,548,023        $47,843,796
                                            ===========        ===========











  The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY






                                         1997                       1996
                                         ----                       ----

Current liabilities:

   Accounts payable................   $4,361,816                  $3,643,496
   Accrued payroll and related
    items...........................   1,701,209                   1,263,741
   Other accrued liabilities........   1,517,606                   1,146,822
   Current portion of non-compete
    obligation......................          --                     390,000
   Current portion of long-term
    debt............................   2,534,500                   2,545,600
   Accrued income taxes payable.....   1,243,451                   1,486,518
                                       ----------                 -----------

         Total current liabilities..  11,358,582                  10,476,177
                                      ----------                  ----------

Long-term liabilities, net of
 current portion:

   Long-term debt...................   3,117,396                   7,370,164
   Other accruals...................      78,328                     206,235
                                     -----------                 -----------

          Total long-term liabilities..3,195,724                   7,576,399
                                     -----------                 -----------

Commitments and contingencies (Note 8)

Stockholders' equity:

   Common stock, no par value;
    10,000,000 shares authorized;
    4,874,040 shares and 4,782,508
    shares outstanding, respectively...7,178,231                   6,815,109

   Retained earnings...................7,815,486                  22,976,111
                                       ---------                ------------

         Total stockholders' equity...34,993,717                  29,791,220
                                      ----------                ------------

                                     $49,548,023                 $47,843,796
                                     ===========                 ===========









  The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 27, 1997

                                     1997             1996           1995
                                     ----             ----           ----

Net sales........................$55,517,905      $54,206,424     $49,496,029

Costs and expenses:
  Cost of sales.................. 39,194,377       36,180,448      31,799,916
  Research and development.......  4,252,694        4,319,650       4,278,697
  Sales and marketing............  3,059,158        2,645,952       2,404,856
  General and administrative.....  4,329,067        4,417,446       4,459,726
  Amortization of intangibles....    120,000          120,000         120,000
                                 -----------      -----------     -----------
                                  50,955,296       47,683,496      43,063,195

Income from continuing
 operations before provision for
 income taxes, interest expense
 and gain on sale of CPI.........  4,562,609        6,522,928       6,432,834


Interest expense, net............    493,917          461,898         323,757
                                 -----------       ----------      ----------

Income from continuing
 operations before provision for
 income taxes and before gain
 on sale of CPI..................  4,068,692        6,061,030       6,109,077

Gain on sale of CPI..............  2,378,683               --              --
                                   ---------      -----------      ----------

Income from continuing
 operations before provision for
 income taxes....................  6,447,375        6,061,030       6,109,077

Provision for income taxes on
 continuing operations...........  1,608,000        1,515,000       1,472,000
                                   ---------       ----------      ----------

Income from continuing operations..4,839,375        4,546,030       4,637,077

Discontinued operations:
  Operating loss, net of tax
  benefit of $280,000 and
  $32,000 in 1996 and
   1995, respectively..............       --         (840,217)        (99,143)

  Estimated loss on disposal,
   including $500,000 for operating
   losses during the phase out,
   net of tax benefit of
   $1,132,996......................       --       (3,398,987)              --
                                  ----------       ----------       ----------

  Loss from discontinued operations       --       (4,239,204)         (99,143)
                                  ----------       ----------       ----------

Net income........................$4,839,375       $  306,826       $4,537,934
                                  ==========       ==========       ==========
Earnings (loss) per share:
 Earnings from continuing
  operations......................    $ 0.96             0.92           $ 0.97
 Loss from discontinued operations        --            (0.86)           (0.02)
                                      ------           ------           ------

Net income per share..............    $ 0.96           $ 0.06           $ 0.95
                                      ======           ======           ======

Weighted average shares
 outstanding used to compute
 net income (loss) per share...... 5,047,658        4,923,132        4,764,989
                                   =========        =========        =========

 The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 27, 1997






                                           Common
                               Common      Stock      Retained
                               Shares      Amount     Earnings        Total
                               ------      ------     --------        -----
Balance at October 1, 1994...4,522,951   $5,492,338  $18,131,351    $23,623,689

  Net income.................       --           --    4,537,934      4,537,934

  Issuance of common
   stock under stock
   purchase plan..............  37,973      266,575           --        266,575

  Exercise of stock options... 132,250      450,751           --        450,751

  Repurchase of common stock.. (10,000)     (76,750)          --        (76,750)


Balance at September 30,
 1995........................4,683,174    6,132,914   22,669,285     28,802,199

  Net income..................      --           --      306,826        306,826

  Issuance of common
   stock under stock
   purchase plan............... 34,209      279,068           --        279,068

  Exercise of stock options.... 65,125      403,127           --        403,127
                              ---------    --------    ---------     ----------


Balance at September 28,
 1996.........................4,782,508   6,815,109   22,976,111     29,791,220

  Net income..................       --          --    4,839,375      4,839,375

  Issuance of common
   stock under stock
   purchase plan..............   28,555     266,588           --        266,588

  Exercise of stock options...   99,977     521,992           --        521,992

  Repurchase of common stock..  (37,000)   (425,458)          --       (425,458)
                              ----------  ----------     --------    ----------


Balance at September 27,
 1997......................... 4,874,040  $7,178,231  $27,815,486   $34,993,717
                               =========  ==========  ===========   ===========















 The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 27, 1997

                                         1997          1996          1995
                                         ----          ----          ----
Cash flows from operating
 activities:
  Net Income.........................$4,839,375     $306,826      $4,537,934

  Adjustment to reconcile net
   income to net cash provided by
   continuing operations:

  Discontinued operations............        --    4,239,204          99,143

  Depreciation and amortization...... 2,002,845    1,689,689       1,569,478

  Provision for doubtful accounts....    68,694       38,804         102,861

  Provision for inventory obsolescence..696,089      520,006         169,034

  Net loss on property and equipment
   sold or retired...................... 14,144           --          26,367

  Equity in income of joint venture....(106,000)     (20,000)        (89,000)

  Gain on sale of CPI................(2,378,683)          --              --

  Changes in assets and liabilities,
   net of effects of businesses sold:

  Decrease in marketable securities..        --           --         998,129

  Increase in accounts receivable....(1,494,632)  (1,333,378)     (2,467,329)

  Increase in inventories............(4,267,013)  (1,888,444)     (1,685,743)

  (Increase) decrease in deferred
   tax asset......................... 1,322,197     (704,000)        951,000

  (Increase) decrease in prepaid
   expenses..........................  (136,073)     (86,076)        406,556

  (Increase) decrease in other
    assets...........................    20,704       79,823          (9,397)

  Increase (decrease) in accounts
   payable...........................   718,320     (120,502)        300,709

  Decrease in accrued liabilities....  (230,124)    (956,660)       (637,731)
                                       --------     --------        --------
    Net cash provided by operating
     activities from continuing
     operations...................... 1,069,843    1,765,292       4,272,011

    Net cash used in discontinued
     operations......................(1,518,488)    (168,186)     (1,722,659)
                                     ----------     --------      ----------

  Cash flows from investing activities:

  Proceeds from sale of CPI.......... 6,350,000           --              --

  Payments received on note for
   sale of PLI.......................   350,000           --              --

  Purchase of land and real estate           --           --      (3,045,412)

  Decrease in deposit on land and
   building purchase.................        --           --       1,300,000

  Investment in joint venture........        --           --        (450,000)

  Capital expenditures...............(3,102,092)  (3,186,557)     (2,517,541)
                                     -----------   ----------     -----------
    Net cash provided by (used in)
     investing activities............ 3,597,908   (3,186,557)     (4,712,953)
                                      ---------   ----------      -----------

   The accompanying notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 27, 1997

                                   (continued)




                                              1997         1996       1995
                                              ----         ----       ----

Cash flows from financing activities:

 Principal borrowings under line
  of credit.............................  $10,963,000   $9,500,000  $8,450,000

 Principal repayments under line
  of credit.............................  (13,463,000)  (6,500,000) (6,450,000)

 New borrowings under equipment line....    1,045,000    1,555,000   1,720,089

 Principal repayments under
  equipment line........................   (1,321,200)  (1,374,800) (1,049,958)

 Principal repayments under term loan...   (1,451,000)  (1,584,000) (1,578,000)

 Payments under non-compete agreement...           --     (390,000)   (520,000)

 Proceeds from issuance of common stock.      788,580      682,195     717,326

 Repurchase of common stock.............     (425,458)          --     (76,750)
                                          ------------   ---------  ----------

    Net cash provided by (used in)
     financing activities...............   (3,864,078)   1,888,395   1,212,707
                                          -----------    ---------   ---------

    Net increase (decrease) in cash
     and cash equivalents...............     (714,815)     298,944    (950,894)

Cash and cash equivalents at beginning
 of year................................    1,828,807    1,529,863   2,480,757
                                            ---------    ---------  ----------
Cash and cash equivalents at end
 of year................................   $1,113,992   $1,828,807  $1,529,863
                                           ==========   ==========  ==========






                                              1997         1996        1995
                                              ----         ----        ----

Supplemental disclosures of cash
 flow information:


Cash paid during the year for:
 Interest - continuing operations......   $  641,127     $542,061  $  589,200
 Interest - discontinued operations....           --       77,714     106,341
 Income taxes..........................      282,898    1,055,000     909,000


Supplemental disclosure of non-cash activities:

ILC sold the stock of PLI for a note. The purchase price, net of expenses, approximated the net assets of PLI (Note 12).






  The  accompanying  notes are an integral part of these financial statements.

                              ILC TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997



1. The Company
--------------
         ILC Technology,  Inc.  ("ILC") was  incorporated on September 15, 1967.
ILC designs, develops, manufactures and markets high intensity lamps and lighting products for the medical, industrial, aerospace, scientific, entertainment and military industries. ILC develops and manufactures the majority of its products at its headquarter facilities in California and the remainder at its subsidiary facility in the United Kingdom. (See Notes 12, 13 and 16).

2.  Summary of Significant Accounting Policies
----------------------------------------------
Basis of Presentation

         The consolidated financial statements include the accounts of ILC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Fiscal year 1995 was restated to reflect ILC's decision to discontinue the operations of Precision Lamp, Inc. ("PLI") (see Note 12). This restatement had no impact on net income.

         ILC's fiscal year end is the Saturday closest to September 30.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Items which require management to make estimates include the realization of accounts receivable and inventory balances, warranty, and other reserves. Additionally, ILC is currently in negotiation with PLI Acquistion Corp. to restructure the terms of that note receivable, as discussed in Note 12.

Cash and Cash Equivalents
-------------------------

         For the purpose of the statement of cash flows, ILC considers all highly liquid investments with an original maturity of three months or less at the time of issue to be cash equivalents.


Inventories
-----------

         Inventories are stated at the lower of cost (first-in, first-out) or market, and include material, labor and manufacturing overhead. Inventories at September 27, 1997 and September 28, 1996, net of inventory reserves of $2,043,420 and $2,034,258, respectively, consisted of:

--  ------------------------------------------------------

-----------------------


                                   1997                       1996
                                   ----                       ----

Raw materials                   $5,459,159                 $ 4,802,839
Work-in-process                  3,974,496                   2,549,805
Finished goods                   1,283,025                   1,548,884
                                ----------                 -----------
Total inventories              $10,716,680                 $ 8,901,528
                               ===========                 ===========



Developmental and Manufacturing Contracts
-----------------------------------------

      ILC contracts with the U.S. Government and other customers for the development and manufacturing of various products under both cost-plus-fixed-fee and fixed-price contracts. Revenues are recognized under these contracts using the percentage of completion method, whereby revenues are reported in the proportion that costs incurred bear to the total estimated costs for each contract. Periodic reviews of estimated total costs during the performance of such contracts may result in revisions of contract estimates in subsequent periods. Any loss contracts are reserved at the time such losses are determined. Revenues from these contracts were less than 10% of net revenues during 1997, 1996 and 1995.


Depreciation and Amortization
-----------------------------

      Depreciation and amortization on property and equipment are provided on a straight-line basis over estimated useful lives of 3 to 31.5 years, except for leasehold improvements which are amortized over the terms of the leases.


Net Income (Loss) Per Share
---------------------------

      Net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares (when such equivalents have a dilutive effect) outstanding during the period using the treasury stock method. Fully diluted net income (loss) per share is not significantly different from net income (loss) per share as reported.

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, which requires disclosure of basic earnings per share and diluted earnings per share and is effective for periods ending subsequent to December 15, 1997 and restatement will be required for all prior period EPS data presented. The pro forma effect of adoption of SFAS No. 128 is included in the table below.

    ------------------------------------------------------

---------------------------------------


                                        1997         1996          1995
                                        ----         ----          ----
                                              (shares in thousands)

As reported:
  Earnings (loss) per share:
  Continuing operations.................$ 0.96       $0.92          $0.97
  Discontinued operations...............    --       (0.86)         (0.02)
                                         -----      ------         ------
   Net income per share.................$ 0.96       $0.06          $0.95

Pro forma for SFAS No. 128:
  Basic earnings (loss) per share:
  Continuing operations.................$1.00        $0.96          $1.01
  Discontinued operations...............   --        (0.90)         (0.02)
                                        -----       ------         ------
  Basic net income per share............$1.00        $0.06          $0.99
  Weighted average number of
   common shares outstanding............4,848        4,725          4,604

  Diluted earnings (loss) per share:
  Continuing operations.................$0.96        $0.92          $0.97
  Discontinued operations...............   --        (0.86)         (0.02)
                                        -----       ------         ------
  Diluted net income per share..........$0.96        $0.06          $0.95
  Weighted average number of
   common shares outstanding............5,048        4,923          4,765




Covenants-Not-To-Compete
------------------------

      The covenant-not-to-compete relates to the Q-Arc acquisition that took place in 1991. This is being amortized over the period of the covenant.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." ILC adopted the provisions of this statement in fiscal 1996. The effect on its financial position and results of operations was not significant. ILC quarterly evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of these intangibles may warrant revision or that the remaining balances of intangibles may not be recoverable. When factors indicate that intangibles should be evaluated for possible impairment, ILC uses an estimate of the related subsidiary's undiscounted cash flow over the remaining life of the intangibles in measuring whether the intangibles are recoverable. As part of ILC's decision to discontinue the operations of PLI, the unamortized balance of the covenant-not-to-compete ($470,000) was written off in the fourth quarter of fiscal 1996.


Investment in Joint Venture
---------------------------

     In February 1995, ILC invested $450,000 in a lamp manufacturer located in Japan. ILC's investment represents a 49% ownership interest in the equity of the investee, consequently ILC accounts for its investment using the equity method of accounting. ILC's investment is included in Other Assets in the accompanying consolidated balance sheets and its proportionate interest in the income of the

    ------------------------------------------------------

---------------------------------------

investee  of  $106,000,  $20,000  and  $89,000  in fiscal  1997,  1996 and 1995, respectively, is included in the accompanying consolidated statements of operations.


New Accounting Pronouncements
-----------------------------

     SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods ending after December 15, 1997 and reclassification of financial statements for earlier periods presented will be required for comparative purposes.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting of operating segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements issued to shareholders. The statement is effective for all periods ending after December 15, 1997.


3.  Revenues
--  --------

      ILC recognizes revenue on all product sales upon shipment of the product. ILC accrues for estimated warranty obligations at the time of the sale of the related product based upon its past history of claims experience and costs to discharge its obligations.

      ILC operates in a single industry segment, the designing, developing, manufacturing and marketing of high performance light source products. Revenues from continuing operations are geographically summarized as follows (in thousands):

                                  1997              1996               1995
                                  ----              ----               ----

United States....................$36,639          $34,088             $32,533
Europe...........................  6,671            6,920               5,964
Asia............................. 11,986           12,700              10,951
Other international..............    222              498                  48
                                 -------          -------             -------
                                 $55,518          $54,206             $49,496
                                 =======          =======             =======



Customers comprising more than 10% of net sales from continuing operations are as follows:

                                   1997              1996              1995
                                   ----              ----              ----

Customer A.........................13.5%             15.0%             12.2%
Customer B.........................  *               11.5%             12.0%


*less than 10% of net sales

--  --------------------

      ILC provides credit in the form of trade accounts receivable to its customers. ILC does not generally require collateral to support customer receivables. ILC performs ongoing credit evaluations of its customers and maintains allowances which management believes are adequate for potential credit losses.

      Approximately 31%, 39% and 40% of ILC's sales in fiscal 1997, 1996 and 1995, respectively, were to customers in the medical industry. This industry has experienced significant fluctuations in demand and ILC expects sales to the medical market to decrease as a percentage of net sales in the foreseeable future. Customer B, referred to above, is in the semiconductor equipment industry and was a major customer of ILC's subsidiary, CPI. In the fourth quarter of fiscal 1996, CPI experienced a significant reduction in orders from this customer. In May 1997, CPI was sold (see Note 13).

4.  Property and Equipment
--  ----------------------

      Property and equipment at September 27, 1997 and September 28, 1996 consisted of:

                                           1997                1996
                                           ----                ----

Property and equipment, at cost:
   Machinery and equipment............ $17,130,338          $15,047,138
   Land and buildings.................  15,498,058           14,955,738
   Furniture and fixtures.............     518,283              601,822
   Equipment under capital lease......     174,268              174,268
   Leasehold improvements.............          --              598,814
   Construction-in-progress...........     577,449            1,011,601
                                      ------------        -------------
                                        33,898,396           32,389,891
Less accumulated depreciation and
   amortization ...................... (12,245,701)         (11,212,950)
                                       -----------          -----------

Property and equipment, net........... $21,652,695          $21,176,431
                                       ===========          ===========


5.  Bank Borrowings

         As of September 27, 1997 and September 28, 1996, borrowings outstanding under ILC's credit facilities consisted of:

                                           1997                 1996
                                           ----                 ----

Line of credit.........................$2,500,000            $5,000,000
Term loan.............................. 1,187,000             2,638,000
Equipment line of credit............... 1,915,000             2,191,200
Other capital lease....................    49,896                86,564
                                       ----------            ----------
                                        5,651,896             9,915,764

Less: current portion..................(2,534,500)           (2,545,600)
                                       -----------           -----------

Long-term debt.........................$3,117,396           $ 7,370,164
                                       ==========           ===========





     Aggregate maturities for long-term debt during the next five years are approximately: 1998 - $2,534,500, 1999 - $3,117,396, and none in 2000, 2001 and
2002.

    ---------------------------

         All of the above credit facilities are secured by all of the property of ILC.

         ILC has a $6 million line of credit available with a bank which expires in March 1999. Borrowings under this line are at 2% above the LIBOR rate (London Interbank Offer Rate) (7.66% at September 27, 1997). Under the covenants of the loan agreement, unless written approval from the bank is obtained, ILC is restricted from entering into certain transactions and is required to maintain certain specified financial covenants and profitability. As of September 27, 1997, ILC was in compliance with all financial covenants. The average balance outstanding (based on month-end balances) under the line of credit in 1997 was $4,021,000. The maximum borrowings were $6,000,000 and the average interest rate during 1997 was 7.6%. As of September 27, 1997, $3.5 million was available for future borrowings under this line of credit.

         In  addition,   in  connection  with  the  purchase  of  its  Sunnyvale
manufacturing facilities, ILC entered into a term loan with a bank for $5,000,000 in 1993, which was subsequently increased to $6,333,333 in 1994. The note matures in August 1998. The term loan requires monthly principal payments equal to one-forty-eighth of the principal amount plus interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.66% at September 27, 1997). The term loan is a reducing revolving credit facility which allows for principal pre-payments and the flexibility for re-borrowing up to the maximum amount that would be outstanding under the term loan given normal amortization to the date of re-borrowing. The average balance outstanding (based on month-end balances) under the term loan in 1997 was $1,913,000, and the average interest rate during 1997 was 7.6%.

         ILC has available equipment lines of credit for 100% of the purchase cost of new equipment. At the end of fiscal 1997, ILC had borrowings under these lines of $1,915,000, of which $1,348,000 is due in fiscal 1998 and $567,000 is due in fiscal 1999. These borrowings bear interest at 2% above the LIBOR rate (7.66% at September 27, 1997). ILC also has available an unused $2 million equipment line of credit which expires in August 1998. Borrowings under this line bear interest at the same rate as discussed above, with principal balances amortized over a 2 year period.


6.  Income Taxes
    ------------

     ILC accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes.

         Income from continuing operations before provision for income taxes consists of the following for fiscal 1997, 1996 and 1995, respectively:



                                      1997         1996          1995
                                      ----         ----          ----

U.S................................$4,738,375   $4,897,389     $5,588,040
Foreign............................ 1,709,000    1,163,641        521,037
                                   ----------    ----------    ----------
                                   $6,447,375    $6,061,030    $6,109,077
                                   ==========    ==========    ==========



      The components of the provision for income taxes on continuing operations are as follows:

    ------------------------

                                       1997          1996           1995
                                       ----          ----            ----

Federal -
      Current...................... $671,000      $1,559,000       $833,000
      Deferred ....................   80,000        (600,000)       581,500
                                    --------      ----------       --------
                                     751,000         959,000      1,414,500
                                    --------      ----------      ---------
Foreign -
      Current......................  540,000         384,000             --

State -
      Current......................  241,000         276,000        199,000
      Deferred.....................   76,000        (104,000)        96,500
                                    --------       ---------      ---------
                                     317,000         172,000        295,500
                                    --------       ---------      ---------

Federal refund received............       --              --       (238,000)
                                    --------       ---------       --------

Total provision for income taxes
 on continuing operations.........$1,608,000      $1,515,000     $1,472,000
                                  ==========      ==========     ==========



     The major components of the deferred tax asset account, as computed under SFAS No. 109, are as follows:


                                       1997                        1996
                                       ----                        ----

Reserve for loss on disposal of
 discontinued operations, not
 currently deductible for tax
 purposes...........................$      --                    $1,133,000
Inventory reserve...................  795,000                       877,000
Bad debt reserve....................  132,000                        92,000
Warranty reserve....................  103,000                       128,000
Accruals not currently deductible
 for tax purposes...................  545,000                       381,000
Amortization of covenant-not-
 to-compete.........................       --                       202,000
Excess of tax over book
 depreciation......................(1,112,000)                     (988,000)
Other items, individually
 insignificant.....................   372,803                       333,000
                                  -----------                   -----------
                                  $   835,803                    $2,158,000
                                  ===========                   ==========



      The provision for income taxes on continuing operations differs from the amounts which would result by applying the applicable statutory Federal income tax rate to income from continuing operations before taxes as follows:

                                         1997          1996          1995
                                         ----          ----          ----

Computed expected provision.........  $2,192,000    $2,121,000    $2,138,000
State tax...........................     317,000       364,000       367,000
FSC commission......................     (43,000)     (181,000)     (216,000)
General business credits............    (277,000)     (218,000)     (203,000)
Refund received.....................          --            --      (238,000)
Other items, individually
 insignificant......................    (581,000)     (571,000)     (376,000)
                                       ---------      ---------     ---------
                                      $1,608,000    $1,515,000    $1,472,000
                                      ==========    ==========    ==========

    ------------------------

     During the second quarter of fiscal 1995, ILC received a refund of $238,000 from the Internal Revenue Service (IRS) related to tax returns filed in previous years, which were examined by the IRS. This amount was recorded as a reduction of the fiscal 1995 tax provision upon receipt of the refund. An additional $235,000 of interest related to the refund amount was received and was included in interest income in fiscal 1995.


7.  Employee Retirement Plan
    ------------------------

     On January 1, 1984, ILC adopted a thrift incentive savings plan (the "Retirement Plan"). The Retirement Plan is qualified under section 401(k) of the Internal Revenue Code and is available to all full-time employees with one or more years of employment with ILC. Under the terms of the Retirement Plan, participating employees must contribute at least 2% of their salary to the Retirement Plan, and ILC contributes (as a matching contribution) 100% of this amount. Employees may also contribute an additional amount up to 13% of their salary to the Retirement Plan, with no further contributions by ILC. ILC's contributions vest at a rate of 20% per year, commencing on the first anniversary of employment. Total employer matching contributions under the Retirement Plan were $187,000, $226,000, and $212,000 for fiscal years 1997, 1996 and 1995, respectively. The components of such expense relating to continuing operations was $187,000, $188,000 and $171,000 for fiscal years 1997, 1996 and 1995, respectively.


8.  Commitments and Contingencies
    -----------------------------

     At September 27, 1997, all of ILC's facilities in Sunnyvale and Santa Clara, California and Cambridge, England are owned. All lease obligations associated with the facilities of PLI and CPI were assumed by the buyers at the time of sale.

     For fiscal years 1997, 1996 and 1995, rental expense was approximately $178,000, $442,000 and $277,000, respectively. Rental expense for continuing operations was $121,000, $226,000 and $61,000 for fiscal years 1997, 1996 and 1995, respectively.

     As discussed in Note 13, the number of shares held in escrow relating to the sale of CPI are subject to adjustment related to warranties and the valuation of the acquiror's common stock.

9.  Stock Option and Purchase Plans
    -------------------------------

     Under the 1992 Stock Option Plan ("Plan"), ILC may grant options to employees and directors. ILC has reserved 575,000 shares for issuance under the Plan. The exercise price per share for stock options cannot be less than the fair market value on the date of grant. Options granted are for a ten-year term and generally vest ratably over a period of four years commencing one year after the date of grant. The Plan provides for the automatic grant of a nonstatutory stock option to purchase shares of Common Stock to each outside Director annually during ILC's third fiscal quarter. During fiscal 1997, each outside Director was granted an automatic option to purchase a total of 5,000 shares of ILC's Common Stock. ILC's 1983 Stock Option Plan expired in 1993 and no further options have been granted under such plan since then.

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123 " Accounting for Stock-Based Compensation," if ILC had elected to recognize compensation cost based on fair value of the options granted at grant dates prescribed, income from continuing operations and

    -------------------------------------------

earnings per share would have been reduced to the pro forma amounts indicated in the table below. The pro forma effect on net income for fiscal 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                                          1997                    1996
                                          ----                    ----

Income from continuing operations-
 as reported..........................$4,839,375                $4,546,030
Income from continuing operations-
 pro forma............................$4,328,487                $4,344,547


Earnings per share from continuing
 operations as reported...............   $0.96                     $0.92
Earnings per share from continuing
 operations-pro forma.................   $0.89                     $0.89




     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model utilizing expected volatility calculations based on historical data (62.10%) and risk-free interest rates based on U.S. government bonds on the date of grant with maturities equal to the expected option term (5.82%-6.69%). No dividends are assumed, and the expected option term is 5.93 years. The weighted-average fair values of options granted in fiscal 1997 and 1996 are $6.49 and $6.27, respectively.

    -------------------------------------------

     A summary of ILC's stock option activity for the past three fiscal years is as follows:


                                                                    Weighted
                                Options                 Exercise    Average
                                Available    Number     Price       Exercise
                                for Grant    of Shares  Per Share   Price
                                ---------    ---------  ---------   ----------
                                                   Options Outstanding
                                             ---------------------------------

Balance at October 1, 1994..... 103,624      720,027    $1.09-11.50   $6.27

 Granted....................... (28,000)      28,000          $9.50   $9.50
 Canceled......................  34,000      (34,000)   $8.75-11.50   $9.85
 Exercised.....................      --     (132,250)   $2.13 -8.75   $3.48
                                -------     --------    -----------   -----

Balance at September 30, 1995.. 109,624      581,777    $1.09-11.50   $6.87

 Additional shares approved.... 200,000           --             --      --
 Granted.......................(205,000)     205,000    $9.00-11.25   $9.94
 Canceled......................  92,125      (92,125)   $8.75-11.50  $10.27
 Exercised.....................      --      (65,125)  $1.09 -11.50  $ 6.10
                                -------      --------  ------------  ------

Balance at September 28, 1996.. 196,749      629,527   $1.09 -11.50   $7.44

 Additional shares approved.... 175,000           --             --      --
 Granted.......................(406,000)     406,000    $9.00-11.19   $10.29
 Canceled......................  89,550      (89,550)   $9.00-11.50   $10.57
 Exercised.....................      --      (99,977)   $1.09-11.50   $ 5.22
                                -------      -------    -----------   -------

Balance at September 27, 1997..  55,299      846,000    $2.25-11.25   $ 8.74
                                =======      =======    ===========   ======




     At the end of fiscal 1997, 1996 and 1995, options to purchase 351,063 shares, 416,965 shares and 439,715 shares, respectively, were exercisable at weighted average prices of $6.70, $6.11 and $5.94.

     The following table summarizes information about stock options outstanding at September 27, 1997:


                                       Weighted Avg.             Weighted Avg.
Number of   Exercise   Weighted Avg.   Remaining     Number of   Exercise Price
Shares      Price      Exercise        Contractual   Shares        of Options
Outstanding Range       Price           Life        Exercisable   Exercisable
----------- --------   -------------   -----------  -----------   -------------
162,000   $ 2.25-3.75     $ 3.54       2.19 years     162,000       $  3.54
390,000     7.38-9.50       9.13       7.93 years     136,563          8.70
294,000   10.63-11.50      11.08       8.64 years      52,500         11.30

    -------------------------------------------

     Under ILC's Employee Stock Purchase Plan, ILC has 83,033 shares of common stock available at September 27, 1997 for issuance to participating employees who have met certain eligibility requirements. The number of shares available for purchase by each participant is based upon annual base earnings and at a purchase price equal to 85% of the fair market value at the beginning or the end of the quarter of purchase, whichever is lower.


10.  Interest Expense, Net
     ---------------------

Interest expense, net consists of the following:

                                         1997          1996            1995
                                         ----          ----            ----


Interest income...................    $(147,210)     $(80,163)      $(265,443)
Interest expense..................      641,127       542,061         589,200
                                       --------      --------        --------

Net interest expense related to
 continuing operations............     $493,917      $461,898        $323,757
                                       ========      ========        ========



11.  Acquisitions
     ------------

     In August 1991, ILC acquired all the outstanding stock of Q-Arc Ltd. of Cambridge, England for $1,400,000 in cash and the assumption of certain liabilities. Q-Arc is a manufacturer of specialty lamps for laser and non-laser applications. This transaction was accounted for as a purchase and accordingly, all assets were revalued to their respective fair values. The acquisition price was equal to the fair value of net assets acquired. Net assets included a covenant-not-to-compete of approximately $951,000. The covenant is being amortized over an eight year period. At September 27, 1997, the unamortized balance of the Q-Arc covenant-not-to-compete is approximately $238,000.


12.  Discontinued Operations
     -----------------------

     In September 1996, ILC's Board of Directors voted to proceed with the divestiture of PLI which is a subsidiary based in Cotati, California. As a result of ILC's plan, an estimated loss on disposal of $3,399,000, net of a tax benefit of $1,133,000, was recorded in the fourth quarter of fiscal 1996. This loss on disposal included estimated operating losses through the final disposition of the subsidiary and the write off of the unamortized balance of the PLI covenant-not-to-compete of approximately $470,000.

     In January 1997, ILC signed an agreement to sell PLI. The original selling price was approximately $3.3 million but was subject to due diligence and the ability of PLI Acquisition Corp., the purchaser, to obtain adequate financing no later than March 31, 1997. The purchaser was not able to obtain adequate financing, but through further discussions with the purchaser, ILC agreed to sell the stock of PLI to PLI Acquisition Corp. for a promissory note with a face value of $4 million bearing 8% interest per year on any unpaid principal amount. Payments on the promissory note began in May 1997 and will be completed in April 2000. This transaction was recorded in the third quarter of fiscal 1997. The purchase price, net of expenses and reserves, approximated the book value and therefore, no gain or loss was recorded.

     -----------------------------------

     After conferring with ILC management, PLI Acquisition Corp. did not make the scheduled October and November 1997 payments on the note payable to ILC. ILC and PLI Acquisition Corp. are currently evaluating a restructuring of the payment terms of the note payable to ILC. ILC's management believes that there has been no impairment of the value of the note as recorded by ILC.

     Continuing  operations,  as  reclassified  for fiscal  years 1996 and 1995, consist of the activities of ILC Technology, Inc. based in Sunnyvale, California, CPI based in Beverly, Massachusetts and Q-Arc based in Cambridge, England. The Consolidated Statements of Operations have been reclassified to report separately the activities of PLI as discontinued operations. Revenues from PLI were $7,772,000 and $8,933,000 for fiscal 1996 and 1995, respectively. The net loss after tax from the discontinued operations of PLI was $840,000 and $99,000 for fiscal 1996 and 1995, respectively. A portion of net interest expense of approximately $66,000 and $58,000 for fiscal 1996 and 1995, respectively, was allocated to the discontinued operations. Net interest expense was allocated to discontinued operations based on the ratio of the net assets to be discontinued to the consolidated net assets plus consolidated debt other than debt which is directly attributable to continuing operations. For the six months ended March 29, 1997, revenues from PLI were $1,489,000. Net interest expense allocated to the discontinued operations of PLI was approximately $18,000. As discussed above, the resultant loss from discontinued operations was offset against accruals made in the fourth quarter of fiscal 1996.

     The net assets of PLI of $2,178,383 as of September 28, 1996 are shown in the accompanying balance sheet as net assets from discontinued operations. These assets were written down to a value that represented management's best estimate of the amount that could be realized upon disposition.


13.  Converter Power, Inc.
     ---------------------

     In May 1997, ILC completed the sale of CPI to Applied Science and Technology, Inc. (ASTeX) for $6.35 million in cash and 45,000 shares of ASTeX common stock. The total sale price was $7.35 million, subject to adjustments related to warranties. ILC has estimated that $500,000 of potential warranties could be paid and has reduced the gain on sale accordingly. In August 1997, ASTeX removed approximately 4,900 shares from escrow based on post-closing audit adjustments. The remaining shares will be held in escrow subject to any further post-closing adjustments, with a final settlement in May 1998. The sale, net of expenses, resulted in a gain of $2,378,683 and was reported in the results of operations for the third quarter ended June 28, 1997. The net amount due from ASTeX of $500,000 (to be satisfied by the release to ILC of the ASTeX shares held in escrow) is reflected in accounts receivable in the accompanying balance sheet as of September 27, 1997.


14.  Rights Agreement and Other Matters
     ----------------------------------

     On September 19, 1989, ILC's Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock, no par value, of ILC. The dividend was payable on October 2, 1989 to the shareholders of record on that date. Each right entitles the registered holder to purchase from ILC one share of common stock of ILC at a price of $15.00 per common share. The rights will not be exercisable until a party either acquires beneficial ownership of 20% of ILC's common stock or makes a tender offer for at least 30% of its common stock. In the event the rights become exercisable and thereafter a person or group acquires 30% or more of ILC's stock, a 20% shareholder

     ----------------------------------------------


("Acquiring Person") engages in any specified self-dealing transaction, or, as a result of a recapitalization or reorganization, an Acquiring Person's shareholdings are increased by more than 3%, each right will entitle the holder to purchase from ILC, for the exercise price, common stock having a market value of twice the exercise price of the right. In the event the rights become exercisable and thereafter ILC is acquired in a merger or other business combination, each right will enable the holder to purchase from the surviving corporation, for the exercise price, common stock having a market value of twice the exercise price of the right. At ILC's option, the rights are redeemable in their entirety, prior to becoming exercisable, at $.01 per right. The rights are subject to adjustment to prevent dilution and expire September 29, 1999. On February 25, 1997, the Rights Agreement was amended. The amended terms generally provide that the exercise of the various rights may occur whenever a party acquires a beneficial ownership of 15% or more of ILC outstanding common shares and that registered holders of ILC are entitled to purchase from ILC one share of common stock at a price of $55.00 per common share. Additionally, the expiration date of the Rights Agreement was extended to December 31, 2006.

     In November 1996, the Board of Directors authorized eight severance agreements for six executive officers and two managers, providing for severance benefits upon termination during the two-year period following a change in control in ILC, as defined therein.


15.  Repurchase of Common Stock
     --------------------------

     In November 1996, the Board of Directors authorized ILC to repurchase up to 1,000,000 shares of ILC's issued and outstanding common stock. During the third quarter of fiscal 1997, and since inception of the repurchase program, ILC repurchased 37,000 shares of common stock for an aggregate amount of $425,458. Purchases were made on the open market and can be made for up to two years from the date of authorization.


16.  Subsequent Event
     ----------------

     On October 30, 1997, ILC entered into a definitive Agreement and Plan of Merger by and among ILC, BEC Group, Inc. ("BEC") and BILC Acquisition Corp. ("Acquisition Corp."), a wholly owned subsidiary of BEC, pursuant to which ILC will merge (the "Merger") with and into Acquisition Corp. Upon consummation of the Merger, each outstanding share of ILC will be converted into the right to receive 2.18 shares (reflecting the completion of BEC's contemplated one-for-two reverse stock split) of BEC's common stock. The Merger is subject to the approval of both ILC's shareholders and BEC's stockholders, and to certain regulatory approvals and other customary closing conditions. The respective chairmen of ILC and BEC have executed voting agreements in favor of the Merger.

                                                              SCHEDULE VIII

                              ILC TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR FISCAL YEARS 1997, 1996 AND 1995





                      Balance at  Charged to  Deductions Deductions   Balance at
                      Beginning   Cost and      and        from        end of
                      of Period   Expenses    Write Offs Dispositions  Period
                      ---------   --------    ---------- ------------  -------

Allowance for
  Doubtful Accounts:


Year ended
  September 30, 1995..... $332,672   $102,861   $ 26,093   $-------    $409,440


Year ended
  September 28, 1996..... $409,440   $ 38,804   $135,886    -------    $312,358


Year ended
  September 27, 1997..... $312,358   $68,694     $22,062   $ 21,032    $337,958



Reserve for Inventory
  Obsolescence:


Year ended
  September 30, 1995....$2,141,992  $169,034    $430,000   $-------  $1,881,026


Year ended
  September 28, 1996....$1,881,026  $520,006    $366,774    -------  $2,034,258


Year ended
  September 27, 1997....$2,034,258  $696,089    $635,927    $51,000  $2,043,420

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ILC Technology, Inc.


     We have audited the accompanying consolidated balance sheets of ILC Technology, Inc. (a California Corporation) and subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 27, 1997. These financial statements and the schedule referred to below are the responsibility of ILC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILC Technology, Inc. and subsidiaries as of September 27, 1997 and September 28, 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1997 in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule presented on page 36 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                              ARTHUR ANDERSEN LLP



San Jose,  California
December 1, 1997

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)


                                     Year Ended September 27, 1997
                          -----------------------------------------------------
                          First           Second          Third        Fourth
                          Quarter         Quarter         Quarter      Quarter
                          -------         -------         -------      -------

Revenues................. $12,121         $14,775         $13,911      $14,711

Gross profit.............   3,380           4,211           4,105        4,627

Net income from
 continuing operations...     307             689           2,671        1,172

Net income per share
 from continuing
 operations.............. $  0.06         $  0.14         $  0.53       $ 0.23




                                       Year Ended September 28, 1996
                                (First, second and third quarters restated
                                        for discontinued operations)
                          -----------------------------------------------------
                          First            Second         Third        Fourth
                          Quarter          Quarter        Quarter      Quarter
                          -------          -------        -------      --------
Revenues................. $12,211          $13,943        $14,860      $13,192

Gross profit.............   4,199            4,869          4,995        3,963

Net income from
 continuing operations...     848            1,124          1,626          948

Net income (loss)
 from discontinued
 operations..............      30              (13)          (122)      (4,134)

Net income per share
 from continuing
 operations..............  $ 0.17           $ 0.23         $ 0.33       $ 0.19

Net income (loss) per
 share from discontinued
 operations..............  $ 0.01          $ (0.01)       $ (0.03)     $ (0.83)

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosure


            None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The names of the directors and certain information about them are set forth below.

     Henry C. Baumgartner, age 65, is a co-founder of ILC. He has served ILC in various management positions since 1967 and has been a member of the ILC Board of Directors since 1967. Mr. Baumgartner was appointed Chairman of the ILC Board of Directors in July 1996 and Chief Executive Officer of ILC in April 1990. From April 1990 to July 1996, he served as the President of ILC. Prior to 1990, he served as Chief Executive Officer and Chairman of the Board of ILC from November 1986.

     Richard D. Capra, age 65, has served as a member of the Board of Directors of ILC since 1995. Since July 1996, he has also served as President and Chief Operating Officer of ILC. From January 1991 to July 1996, Mr. Capra served as a management consultant and as director of several companies in the electric and lighting business. He was President and Chief Financial Officer of Philips Lighting, Inc., U.S., from 1983 to 1991.

     Arthur L. Schawlow, age 76, has served as a director of ILC from 1969 to 1971 and since 1984. He was a Professor of Physics at Stanford University from 1961 until his retirement in 1991. Dr. Schawlow won the Noble Prize in 1981 for contributions toward the development of laser spectroscopy.

     Harrison H. Augur, age 56, has served as a member of the Board of Directors of ILC since 1989. He has been General Partner of Capital Asset Management since June 1987. From April 1981 to August 1991, he served as Executive Vice President and Director of Worms & Co., Inc.

     George B. Clairmont, age 48, has served as a member of the Board of Directors of ILC since July 1997. He has been President of Clairvest Corporation, a New York-based registered investment adviser, since 1983. Mr. Clairmont also serves as a director of Thomson-Leeds Corporation, a designer and manufacturer of point of sales displays.

     The  information   regarding  executive  officers  required  by  this  item
appearing  in  Part  I  hereof  under  the  heading   "Executive   Officers"  is
incorporated herein by reference.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on its review of the copies of forms furnished to ILC and written representations from its executive officers and directors, ILC believes that all Section 16(a) filing requirements were met during fiscal 1997.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table shows certain information concerning the compensation of each of ILC's executive officers for services rendered in all capacities to ILC for the fiscal years ended 1997, 1996 and 1995.

                                  Annual Compensation
                         -------------------------------------
                                                  Other Annual    All Other
Name and Principal       Fiscal    Salary   Bonus  Compensation    Compensation
------------------       ----     -------  -----  ------------   -------------

Henry C. Baumgartner.... 1997    $183,654  $45,000   $6,000          $3,000
 Chief Executive         1996     175,000   15,000       --           2,558
 Officer                 1995     175,000   26,392       --           3,021

Richard D. Capra (5).... 1997     197,115   45,000    6,000             615
 President and           1996      25,385       --       --              --
 Chief Operation         1995      10,000       --       --              --
 Operator

Ronald E. Fredianelli... 1997     132,885   25,000    3,000            2,338
 Chief Financial         1996     120,000   10,000       --            2,215
 Officer and             1995     113,423   19,074       --            2,262
 Secretary

John A. Lucero.......... 1997     126,923   30,000    3,000            2,435
 Senior Vice             1996      96,442   10,000       --            1,919
 President, Sales        1995      91,642   12,459       --            1,823
 and Marketing

Felix J. Schuda..........1997     115,000   20,000    3,000            2,212
 Vice President-         1996     115,000    8,000       --            2,100
 Chief Technical         1995     105,000   15,893       --            2,100
 Officer

Dennis M. Toohey (6).....1997     115,385   25,000    3,000               --
 Vice President, Logistics
 and Quality

Arthur O. Whipple (7)....1997     115,000    20,000   3,000            2,096
 Vice President,         1996     110,000        --      --            2,200
 Engineering             1995     110,000        --      --            1,100

___________________________

(1) No compensation is paid to officers of ILC for services rendered as directors.

(2) Includes cash bonuses paid during the year and cash bonuses accrued for services rendered during the year.

(3)  Represents car allowance.

(4) Represents ILC matching contributions under ILC's Thrift Incentive Savings Plan.

(5) Mr. Capra joined ILC in July 1996. Amounts for 1995 represent compensation for services as a director.

(6)  Mr. Toohey joined ILC in October 1996.

(7) Mr. Whipple joined ILC in March 1997. Amounts for 1996 and 1995 represent compensation for services as an officer of Precision Lamp, Inc.

Option Grants in Fiscal 1997

     The following table sets forth information regarding option grants to the executive officers in fiscal 1997. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their ten-year term. These gains are based on assumed rates of annual compound stock price appreciated of 5% and 10% from the date the options were granted to the end of the option terms.

                                 Option Grants in Fiscal 1997

                                       Individual Grants
                       ---------------------------------------------------------
                       Number of    Percent of
                       Underlying   Granted to         Exercise
                        Options     Employees in       Price Per     Expiration
Name                   Granted (1)  Fiscal 1997         Share          Date
----                   -----------  -----------         -----          ----
Henry C. Baumgartner...   20,000         5%             $11.00        11/21/06
Henry C. Baumgartner...   50,000        12%               9.50        05/13/07
Richard D. Capra.......   40,000        10%              11.00        11/21/06
Richard D. Capra.......   40,000        10%               9.50        05/13/07
Ronald E. Fredianelli..   10,000         2%              11.00        11/21/06
Ronald E. Fredianelli..   20,000         5%               9.50        05/13/07
Felix J. Schuda........   10,000         2%               9.50        05/13/07
John A. Lucero.........   20,000         5%              11.00        11/21/06
John A. Lucero.........   20,000         5%               9.50        05/13/07
Dennis M. Toohey.......   25,000         6%              11.00        11/21/06
Arthur O. Whipple......   25,000         6%               9.50        05/13/07

                                   Option Grants in Fiscal 1997

                                          Individual Grants
                                   -----------------------------
                                   Potential Realizable Value at
                                   Assumed Annual Rates of Stock
                                   Price Appreciation for Option
                                            Term (2)
                                   -----------------------------
Name                                  5%                  10%
----                               -----------------------------

Henry C. Baumgartner..............  $138,357           $350,623
Henry C. Baumgartner..............   298,725            757,028
Richard D. Capra..................   276,714            701,247
Richard D. Capra..................   238,980            605,622
Ronald E. Fredianelli.............    69,178            175,312
Ronald E. Fredianelli.............   119,490            302,811
Felix J. Schuda...................    59,745            151,406
John A. Lucero....................   138,357            350,623
John A. Lucero....................   119,490            302,811
Dennis M. Toohey..................   172,946            438,279
Arthur O. Whipple.................   149,362            378,514

(1) The options shown in the table were granted at fair market value and become exercisable in cumulative increments of 25% of the shares per year, commencing on the first anniversary of the date of grant. The options shown in the table will expire ten years from the date of grant, subject to earlier termination upon termination of employment.

(2) The assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent ILC's estimate or projection of future stock prices.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
 Values

   The following table shows the number of shares of Common Stock acquired by the executive officers upon the exercise of stock options during fiscal 1997, the net value realized at exercise, the number of shares of Common Stock represented by outstanding stock options held by each executive officer as of September 27, 1997 and the value of such options based on the closing price of ILC's Common Stock on September 27, 1997, which was $11.75.

Aggregated  Option Exercises in Last Fiscal Year and Fiscal Year-End Option
  Values (continued)

                                                                  Number of
                                                                 Unexercised
                                                                 Options at
                                                                FY-End (#) (1)
                                                                ---------------
                          Shares Acquired      Value Realized    Exercisable/
Name                      on Exercise (#)        ($) (3)         Unexercisable
----                      ---------------      --------------    -------------

Henry C. Baumgartner........   40,000             $375,000       81,250/88/750
Richard D. Capra............       --                  --       16,250/123,750
Ronald E. Fredianelli.......   10,000               93,750       45,000/45,000
Felix J. Schuda.............       --                  __        41,250/13,750
John A. Lucero..............       --                  __         8,750/46,250
Dennis M. Toohey............       --                  __             0/25,000
Arthur O. Whipple...........       --                  __         3,750/28,750


                                        Value of Unexercised
                                        In-the-Money Options
                                          at FY-End ($) (2)
                                        --------------------
                                             Exercisable/
Name                                        Unexercisable
----                                    --------------------

Henry C. Baumgartner..........             $558,688/179,063
Richard D. Capra..............               12,813/147,188
Ronald E. Fredianelli.........               293,750/93,750
Felix J. Schuda...............               280,438/32,813
John A. Lucero................                36,250/81,250
Dennis M. Toohey..............                     0/18,750
Arthur O. Whipple.............                16,406/72,656

__________________

(1) Represents the total number of shares subject to stock options held by each executive officer. These options were granted on various dates during fiscal years 1988 through 1997 and are exercisable on various dates beginning in 1989 and expiring in 2007.

(2) Represents the difference between the exercise price and $11.75, which is the September 27, 1997 closing price. Stock option exercise prices range from $2.25 to $11.25.

(3) Aggregate market value of the shares covered by the option at the date of exercise, less the aggregate exercise price.


Compensation  Committee  Interlocks and Insider  Participation  in  Compensation
 Decisions

     The Compensation and Stock Option Committee of the Board of Directors (the "Committee") is composed of George B. Clairmont, Chairman, Harrison H. Augur and Arthur L. Schawlow. All are independent outside directors.


Director Compensation

     Members  of the  Board  who are  not  also  officers  or  employees  of ILC
("Outside Directors") are paid an annual fee of $10,000 for services as director. Such fees are paid quarterly and prorated when a director does not serve for a full year. Directors receive no additional compensation for committee participation or attendance at committee meetings.

     During the third quarter of 1997, each Outside Director was granted an automatic option to purchase a total of 5,000 shares of ILC's Common Stock at an exercise price of $9.50 per share. In addition, in February 1997, Mr. Augur and Dr. Schawlow each was granted an option to purchase 5,000 shares of ILC's Common Stock at an exercise price $11.19 per share. As of September 27, 1997, options to purchase shares were outstanding to the following Outside Directors, at the weighted average exercise price per share indicated: Mr. Augur-50,000 shares at $7.59 per share; and Dr. Schawlow-30,000 shares at $10.16 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of ILC Common Stock as of September 27, 1997 by (i) each shareholder known by ILC to be the beneficial owner of more than 5% of ILC Common Stock;
(ii) each director of ILC; (iii) each executive office of ILC; and (iv) all directors and executive officers of ILC as a group.


                                                 Beneficial Ownership
                                             as of September 27, 1997 (1)
                                             ----------------------------
Name                                         Number               Percent
----                                         ------               -------
Westport Asset Management, Inc. (2)......    700,550              14.4%
Royce & Associates, Inc. (3).............    519,920              10.7%
Investment Counselors of Maryland, Inc.(4)   326,000               6.7%
Marvin C. Schwartz (5)...................    302,700               6.2%
Henry C. Baumgartner (6).................    191,238               3.9%
Felix J. Schuda (7)......................     96,184               2.0%
Ronald E. Fredianelli (8)................     79,751               1.6%
Richard D. Capra (9).....................     27,338                *
John A. Lucero (10)......................     16,906                *
Dennis M. Toohey (11)....................      6,250                *
Arthur O. Whipple (12)...................      3,950                *
Arthur L. Schawlow (13)..................     25,750                *
Harrison H. Augur (14)...................     45,750               1.0%
George B. Clairmont (15).................    177,900               3.6%
All Executive Officers and Directors
 as a Group..............................    671,017              13.0%
 (10 persons) (16)

______________________
*Less than 1%

(1) Based upon a total of 4,874,040 shares of ILC Common Stock outstanding as of September 27, 1997. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of ILC Common Stock subject to options that are currently exercisable or exercisable within 60 days of September 27, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The share ownership is as reported on Schedule 13G dated February 13, 1997. Of these shares, 691,650 shares are held in discretionary managed accounts and 8,900 shares are beneficially owned by officers and stockholders of Westport Asset Management, Inc. The address of Westport Asset Management, Inc. is 253 Riverside Avenue, Westport, Connecticut 06880.

(3) The share ownership is as reported on Amendment Number 3 to Schedule 13G dated June 6, 1997, on behalf of a group consisting of Charles M. Royce, Royce & Associates, Inc. ("Royce") and Royce Management Company ("RMC"). Of these shares, 461,620 shares are beneficially owned by Royce and 58,300 shares are beneficially owned by RMC. Mr. Royce disclaims beneficial ownership of all of such shares. The address of Mr. Royce, Royce and RMC is 1414 Avenue of the Americas, New York, New York 10019.

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management (continued)


(4) The share ownership is as reported on Schedule 13G dated February 14, 1997. All of such shares are owned by various investment advisory clients of Investment Counselors of Maryland, Inc., which reported sole voting power as to 286,000 shares and sole dispositive power as to 326,000 shares. The address of Investment Counselors of Maryland, Inc. is 803 Cathedral Street, Baltimore, Maryland 21201-5297.

(5) The share ownership is as reported on Schedule 13D dated August 13, 1996. Mr. Schwartz reported ownership of 55,500 shares, sole dispositive power and voting power with respect to 20,000 shares and discretionary and shared dispositive power with respect to 227,200 shares. The address of Mr. Schwartz is 605 Third Avenue, New York, New York 10158-3698.

(6) Includes 92,500 shares subject to outstanding options that are exercisable within 60 days after September 27, 1997. Mr. Baumgartner is the Chairman of the Board, Chief Executive Officer and a Director of ILC.

(7) Includes 42,500 shares subject to outstanding options that are exercisable within 60 days after September 27, 1997. Mr. Schuda is the Vice President and Chief Technical Officer of ILC.

(8) Includes 52,500 shares subject to outstanding options that are exercisable within 60 days after September 27, 1997. Mr. Fredianelli is the Chief Financial Officer and Secretary of ILC.

(9) Includes 26,250 shares subject to outstanding options that are exercisable within 60 days after September 27, 1997. Mr. Capra is the President, Chief Operating Officer and a Director of ILC.

(10) Includes 15,000 shares subject to outstanding options that are exercisable within 60 days after September 27, 1997. Mr. Lucero is the Senior Vice President, Sales and Marketing of ILC.

(11) Represents shares subject to outstanding options that are exercisable within 60 days after September 27, 1997. Mr. Toohey is the Vice President, Logistics and Quality of ILC.

(12) Includes 3,750 shares subject to outstanding options that are exercisable within 60 days after September 27, 1997. Mr. Whipple is the Vice President, Engineering of ILC.

(13) Includes 13,750 shares subject to outstanding options that are exercisable within 60 days after ----- September 27, 1997. Dr. Schawlow is a Director of ILC.

(14) Includes 33,750 shares subject to outstanding options that are exercisable within 60 days after ----- September 27, 1997. Mr. Augur is a Director of ILC.

(15) Includes 68,900 shares owned by persons whose accounts are managed by Mr. Clairmont, as to which Mr. Clairmont disclaims beneficial ownership. Mr. Clairmont is a Director of ILC.

(16) Includes 286,250 shares subject to outstanding options exercisable within 60 days after September 27, 1997, as described in Notes (6) through (14).

Item 13.  Certain Relationships and Related Transactions


     In November 1996, ILC entered into Compensation Agreements with eleven of its key employees, eight of whom are currently employed by ILC, that provide for severance benefits upon termination following a change in control of ILC. Six of the executive officers of ILC, plus two additional key employees of ILC, are currently covered by the Compensation Agreements. Each agreement provides that if, during the two-year period following a change in control of ILC (as defined in the Compensation Agreements), ILC terminates the employee's employment without cause (other than for death, retirement or disability) or the employee terminates the employee's employment for good reason (as defined in the Compensation Agreements) the employee will receive from ILC a lump sum payment as a severance benefit. The amount of such payment will be equal to three times the employee's annual full base salary (excluding bonus) for Henry C. Baumgartner, Chairman of the Board and Chief Executive Officer of ILC, Richard
D. Capra, President and Chief Operating Officer of ILC, and Ronald E. Fredianelli, ILC's Chief Financial Officer, and two times the employee's annual full base salary (excluding bonus) for Felix J. Schuda, Vice President and Chief Technical Officer of ILC, John A. Lucero, Senior Vice President of Sales and Marketing of ILC and Arthur O. Whipple, Vice President of Engineering of ILC.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1. Financial Statements

     The Consolidated Financial Statements, notes thereto, and Report of Independent Public Accountants thereon are included in Part II, Item 8 of this report.

                                                                   Page in
      2.  Financial Statement Schedule                             Form  10-K

      Schedule VIII       Valuation and Qualifying
                           Accounts and Reserves                       36

     All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.


       3.  Exhibits

     The exhibits listed in the Index to Exhibits following the signature page are filed as part of this Report.

     A copy of any exhibits filed with ILC Technology's Annual Report on Form 10-K or incorporated by reference herein will be furnished without charge to shareholders of record upon written request to Ronald E. Fredianelli, Secretary, ILC Technology, Inc., 399 Java Drive, Sunnyvale, California 94089.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of fiscal 1997.

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


Dated: December 8, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signatures         Title                            Date

/s/ Henry C. Baumgartner      Chairman of the Board and        December 8, 1997
------------------------      Chief Executive Officer
(Henry C. Baumgartner)        (Principal Executive
                              Officer and Director)

/s/ Richard D. Capra          President, Chief                 December 8, 1997
-------------------------     Operating Officer and
(Richard D. Capra)            Director



/s/ Ronald E. Fredianelli     Chief Financial Officer          December 8, 1997
-------------------------     and Secretary
(Ronald E. Fredianelli)       (Principal Financial and
                              Accounting Officer)

/s/ Harrison H. Augur         Director                         December 8, 1997
-------------------------
(Harrison H. Augur)


 /s/ //Arthur L. Schawlow     Director                         December 8, 1997
-------------------------
(Arthur L. Schawlow)


George B. Clairmont           Director                         December 8, 1997
--------------------------
(George B. Clairmont)

                               INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------

2.1      (A)      Agreement and Plan of Merger, dated as of October 30, 1997, by and among BEC Group, Inc., BILC Acquisition Corp.
                  and ILC Technology, Inc.

2.2      (B)      Asset Purchase Agreement dated May 8, 1997, by and among
                  Applied Science and Technology, Inc., ASTeX/CPI Acquisition
                  Corp., Converter Power, Inc. and ILC Technology, Inc.

3.1      (C)      Restated Articles of Incorporation of ILC Technology, Inc.
                  as filed in the Office of the California Secretary of State on March 8, 1991.

3.2      (D)      Amended and Restated Bylaws as of November 21, 1996

10.1     (E)      ILC Technology, Inc. 1983 Employee Incentive and Nonstatutory
                  Stock Option Plan, as amended, together with related form of Stock Option Agreement.*

10.2     (F)      Rights Agreement between ILC Technology, Inc. and Security
                  Pacific National Bank dated as of September 19, 1989.

10.3     (G)      Amendment to Rights Agreement dated as of February 25, 1997 between ILC Technology, Inc. and ChaseMellon Shareholder
                  Services L.L.C. as Rights Agent.

10.4 ILC Technology, Inc. 1992 Stock Option Plan, as amended, and related form of Option Agreement. *

10.5     (H)      Form of Officer and Director Indemnification Agreement *

10.6     (D)      Form of Management Compensation Agreement*

10.7 Amended and restated loan agreement by and between ILC Technology, Inc. and Union Bank of California dated September 4, 1997.

21.1              Subsidiaries of Registrant

23.1              Consent of Arthur Andersen LLP

27.1              Financial Data Schedule



(A) Incorporated by reference from Annex A to the Joint Proxy Statement/Prospectus filed as part of the BEC Group, Inc. Registration Statement on Form S-4 filed November 19, 1997 (File No. 333-40519).

(B) Incorporated by reference from the Exhibit to Registrant's Current Report on Form 8-K dated May 8, 1997.

(C) Incorporated by reference from the Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1991.

(D) Incorporated by reference from the Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

(E) Incorporated by reference from the Exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1993.

(F) Incorporated by reference from the Exhibits to Registrant's Current Report on Form 8-K dated September 19, 1989.

(G) Incorporated by reference from the Exhibits to Registrant's Current Report on Form 8-K dated February 25, 1997.

(H) Incorporated by reference from the Exhibits to Registrants' Annual Report on Form 10-K for the fiscal year ended October 3, 1992.

*                 Management contract or compensatory plan or arrangement.

                                  EXHIBIT 10.4

                              ILC TECHNOLOGY, INC.

                             1992 STOCK OPTION PLAN

                          As Amended November 21, 1996

                                   ARTICLE 1

                                  DEFINITIONS


As used herein, the following definitions shall apply:

1.1  "Administrator"  means the Board or its  Committee  appointed  pursuant  to
     Article 10 of the Plan. -------------

1.2 "Affiliate" means a parent or subsidiary corporation of the Company, whether now or hereafter existing, as defined in Sections 424(e) and (f) of the Code, respectively.

1.3  "Board" means the Board of Directors of the Company.

1.4 A "Change in Control" shall be deemed to occur (a) should a person or related group of persons, other than the Company or a person that directly or indirectly controls, is controlled by or is under common control with the Company, becomes the beneficial owner (within the meaning of Rule 13d-3 of the General Rules and Regulations under the Exchange Act) of 25% or more of the Company's outstanding voting stock pursuant to a tender or exchange offer that the Board does not recommend that the shareholders of the Company accept; or (b) on the first date within any period of 24 consecutive months or less on which there is effected a change in the composition of the Board by reason of a contested election such that a majority of the Board members (rounded up to the next whole number) cease to be comprised of individuals who either (i) have been members of the Board continuously since the beginning of such period or (ii) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (i) who were still in office at the time such election or nomination was approved by the Board.

1.5  "Code" means the Internal Revenue Code of 1986, as amended.

1.6 "Committee" means the Committee appointed by the Board under Article 10 of the Plan. ---------

1.7  "Common Stock" means the Common Stock, no par value, of the Company.

1.8  "Company" means ILC Technology, Inc., a California corporation.

1.9 "Corporate Transaction" means (a) a merger or acquisition in which the Company is not the surviving entity (except for a transaction the principal purpose of which is to change the State in which the Company is incorporated), (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company or (c) any other corporate reorganization or business combination in which the beneficial ownership of 50% or more of the Company's outstanding voting stock is transferred.

1.10 "Employee" means any person, including officers and directors, employed by the Company or any Affiliate. The term "Employee" shall also include directors of the Company; however, payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

1.11 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

1.12 "Fair Market Value" means, as of any date, the value of the Common Stock determined as ----------------- follows:

     (a) If the Common Stock is listed on a stock exchange or national market system including without limitation the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation ("Nasdaq") System, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported), as quoted on such system or exchange for the last market trading day prior to the time of determination as reported in the Wall Street Journal or such other source as the Administrator deems reliable;

     (b) If the Common Stock is quoted on the Nasdaq System (but not on its National Market System) or regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high and low asked prices for the Common Stock or;

     (c) In the absence of an established market for the Common Stock, its Fair Market Value shall be determined in good faith by the Administrator.

1.13 "Incentive Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

1.14 "Nonstatutory Option" means an Option not intended to qualify as an Incentive Option.

1.15 "Option" means a stock option granted pursuant to the Plan.

1.16 "Option Agreement" means a written agreement, signed by the Optionee and a duly authorized representative of the Company, evidencing the grant of an Option.

1.17 "Optionee" means an Employee or Outside Director who receives an Option.

1.18 "Outside Director" means each member of the Board who is not an Employee or an officer of ---------------- the Company or any Affiliate.

1.19 "Plan" means this 1992 Stock Option Plan.

1.20 "Rule 16b-3" means Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act ---------- of 1934, as amended.

1.21 "Share" means a share of the Common Stock,  as adjusted in accordance  with
     Article 9 of the ----- Plan.

1.22 "Termination of Employment" means the interruption or termination of the employment relationship by the Company or any Affiliate for any reason including resignation, discharge, death or retirement, but excluding terminations where there is a simultaneous reemployment by the Company or an Affiliate. The Committee, in its absolute discretion, shall determine the effect of all matters and questions relating to Termination of Employment. Employment shall not be considered interrupted in the case of:
     (a) sick leave; (b) military leave; (c) any other leave of absence approved by the Board, provided that such leave is for a period of not more than 90 days, unless reemployment upon the expiration of such leave is guaranteed by contract or statute; or (d) transfers between locations of the Company or between the Company, its Affiliates or its successor. For Outside Directors, Termination of Employment means ceasing to be a member of the Board.

                                   ARTICLE 2

                                    PURPOSE


     The purpose of the Plan is to advance the interests of the Company by giving the Company's Employees and Outside Directors incentive through ownership of the Company's stock to continue in the service of the Company and thereby to help the Company compete effectively the other enterprises for the services of qualified individuals. Options granted under the Plan may be Incentive Options or Nonstatutory Options, as determined by the Administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Code, the regulations promulgated thereunder and other relevant provisions of the Code and regulations.


                                   ARTICLE 3

                           STOCK SUBJECT TO THE PLAN

     Subject to the adjustment as provided in Article 9 of the Plan, the Company is authorized to issue Options to purchase up to 575,000 Shares. Any unpurchased Shares that are subject to an Option that terminates for any reason other than exercise shall, unless the Plan has been terminated, become available for future grant under the Plan. The Company shall at all times reserve for issuance pursuant to the Plan a number of its authorized but unissued Shares equal to the number of Shares issuable pursuant to the Plan. Exercise of an Option shall decrease the number of Shares available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.


                                   ARTICLE 4

                                  TERM OF PLAN

     The Plan shall become effective upon its adoption by the Board. Within 12 months after the date of such adoption, the Plan shall be approved by the shareholders of the Company in the degree and manner required under applicable state and federal law. No Option shall become exercisable unless and until such shareholder approval has been obtained. Unless sooner terminated under Article 9 and 10, the Plan shall terminate upon the earlier of (i) the tenth anniversary of its adoption by the Board or (ii) the date on which all shares available for issuance under the Plan have been issued. Any Option outstanding under the Plan at the time of its termination shall remain in effect in accordance with its terms and conditions and those of the Plan.

                                   ARTICLE 5

                                  ELIGIBILITY

     Nonstatutory Options may be granted to Employees and Outside Directors, except that Outside Directors who serve as Administrator under Section 10.1 of the Plan are eligible to receive Option grants only in accordance with Article
8. Incentive Options may be granted only to Employees. An Optionee who is otherwise eligible may be granted an additional Option or Options. The maximum number of Shares underlying options granted to any Employee or Outside Director in any fiscal year of the Company is 100,000 Shares.

                                   ARTICLE 6

                                TERMS OF OPTIONS

6.1 Written Agreements. Grants of Options shall be evidenced by an Option Agreement, which shall contain the provisions that the Plan requires and may contain additional provisions that do not conflict with the Plan as the Administrator deems appropriate. Option Agreements need not have identical terms, but each Option Agreement shall be subject to the Plan.

6.2 Term of Option. The term of each Option shall be no more than 10 years from the date of grant. However, in the case of an Incentive Option granted to an Optionee who, at the time the Option is granted, owns, as that term is defined in Section 424(d) of the Code, stock representing more than 10% of the voting power of all classes of stock of the Company or any Affiliate, the term of the Option shall be no more than 5 years from the date of grant.

6.3 Exercise Price. The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be determined by the Administrator, but in no event shall the per Share exercise price of an Option be less than the Fair Market Value per Share on the date of grant. In the case of an Incentive Option granted to an Employee who, at the time of the grant of such Incentive Option, owns, as that term is defined in Section 424(d) of the Code, stock representing more than 10% of the voting power of all classes of stock of the Company or any Affiliate, the per Share exercise price shall be no less than 110% of the Fair Market Value per Share on the date of grant.

6.4 Termination of Employment. Unless determined otherwise by the Administrator pursuant to Section 6.5, to the extent not already expired or exercised, every Option shall terminate at the earlier of (i) the expiration date as set forth in the Option Agreement or (ii) 30 days after Termination of Employment for reasons other than death or disability. If Termination of Employment is due to the Optionee's death or disability (as defined in Section 22(e) (3) of the Code), unless determined otherwise by the Administrator pursuant to Section 6.5, the Option, to the extent not already expired or exercised, shall terminate at the earlier of (i) the expiration date as set forth in the Option Agreement or (ii) 12 months after the date of the Optionee's disability or death. In the event of the death of the Optionee, the Option shall be exercisable by the Optionee's estate or any person who acquired the right to exercise the Option by bequest or inheritance. Except as provided in an Option Agreement, an Option shall be exercisable after Termination of Employment only to the extent exercisable on the date of Termination of Employment. For purposes of this Section, the limited period of exercisability of Incentive Options following Termination of Employment shall be measured from the date the Optionee ceases to be an Employee. Upon the expiration of the period of exercisability after Termination of Employment or (if earlier) upon the expiration of the Option term, the Option shall terminate.

6.5 Extension of Exercise Period. The Administrator shall have full power and authority to extend the expiration date of an Option following the Optionee's Termination of Employment from the periods specified in Section
     6.4 to such greater period of time as the Administrator shall deem appropriate; provided, however, that in no event shall any Option be exercisable after the expiration date set forth in the Option Agreement. In the case of an Incentive Option, however, such determination shall be made at the time of grant of the Option and such period of time shall not exceed 12 months after Termination of Employment by reason of death or disability of the Optionee or 3 months after Termination of Employment for other reasons.

6.6 Non-Transferability of Options. The Option may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

6.7 Type of Option. Each Option Agreement shall clearly state whether or not the Option is intended to qualify as an Incentive Option. If only a portion of an Option is intended to so qualify, (i) the Option Agreement shall so state, and (ii) the Option Agreement shall not require that the number of Incentive Options exercised reduces the size of the Nonstatutory Option portion, or vice-versa.

6.8 Limitation on Incentive Options. The aggregate Fair Market Value of the Shares for which one or more Incentive Options granted to an Optionee under the Plan (or any other incentive stock option plan of the Company or any Affiliate) may for the first time become exercisable as Incentive Options under the Code during any one calendar year shall not exceed $100,000 or such other amount as may be permitted under subsequent amendments to
     Section 422 of the Code. To the extent that any two or more Incentive Options (including any Incentive Options accelerated in connection with any Corporate Transaction or Change in Control under Section 9.3 or 9.4 of the
     Plan), violate this limitation, such excess Options shall be treated as Nonstatutory Options. For purposes of this Section 6.8, Incentive Options shall be taken into account in the order in which they were granted, and the Fair Market Value of the Shares shall be determined as of the time the Option with respect to such Shares was granted.

6.9 Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Administrator makes the determination granting such Option, or such other date as is determined by the Administrator. Notice of the determination shall be given to each Employee to whom an Option is so granted within a reasonable time after the date of such grant.

6.10 No Employment Agreement. No Option Agreement, nor anything contained in the Plan, shall confer upon any Optionee any right with respect to continuation of employment with the Company or interfere in any way with the right of the Optionee or the Company to terminate such employment at any time, with or without cause.

6.11 Notice of Disqualifying Disposition of Incentive Options. Optionees shall give the Company written notice of any disposition of any Share acquired pursuant to exercise of an Incentive Option if such disposition occurs before the second anniversary of the date the Option was granted or the first anniversary of the date of purchase of the Share disposed of, whichever occurs later. A disposition includes any sale, exchange, gift, or other transfer or attempted transfer of legal title. The notice shall include the Optionee's name, the number of Shares disposed of and the dates and prices the Shares were acquired and disposed of.

6.12 Adjustments to Option Rights. Subject to the general limitations of the Plan, the Administrator may adjust the exercise price, term or any other provision of an Option (other than Options granted pursuant to Article 8 of the Plan) by cancelling and regranting the Option or by amending or substituting the Option. Options that have been so adjusted may have higher or lower exercise prices, have longer or shorter terms or be subject to different rights and restrictions than prior Options. The Administrator may also adjust the number of Options granted to an Optionee by cancelling outstanding Options or granting additional Options. Except for adjustments necessary to ensure compliance with any applicable state or federal law, no such adjustment shall impair an Optionee's rights under any Option Agreement without the consent of the Optionee.


                                   ARTICLE 7

                              EXERCISE OF OPTIONS

7.1 When Options Become Exercisable. Options shall be exercisable at such times and under such conditions as determined by the Administrator, which may include performance criteria with respect to the Company and/or the Optionee. Options granted to officers and directors of the Company shall not be exercisable in whole or in part until the expiration of six months after the date of grant. No Option shall be exercisable until the Company and the Optionee sign an Option Agreement acceptable to the Company.

7.2 No Fractional Shares. An Option may not be exercised for a fraction of a Share.

7.3 Exercise Procedure. An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Administrator, consist of any consideration and method of payment allowable under Section 7.4 of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing Shares acquired upon exercise of an Option, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to such Shares, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Option.

7.4 Payment for Shares. The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Administrator (and, in the case of an Incentive Option, shall be determined at the time of grant) and may consist of (i) cash, (ii) check, (iii) delivery of a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to the Company the amount of sale or loan proceeds required to pay the exercise price or (iv) any combination of the foregoing.

7.5 Withholding Tax Obligations. At the time of exercise of an Option, the Optionee shall remit to the Company by bank cashier's check or other form of payment acceptable to the Company, all applicable (as determined by the Company in its sole discretion) federal and state withholding and employment taxes.

                                   ARTICLE 8

                     AUTOMATIC GRANTS TO OUTSIDE DIRECTORS

8.1 Option Grant. Each calendar year, each Outside Director in office at the date of grant (including any Outside Director who may have already received one or more automatic option grants) shall automatically be granted a Non-statutory Option to purchase 5,000 Shares upon the terms and conditions specified below. The initial automatic grant shall occur on November 13, 1993. Beginning in 1994, such automatic grants shall occur each year on the date of the meeting of the Administrator held in the Company's third fiscal quarter.

8.2 Terms of Options. The terms and conditions that apply to each such automatic grant shall be as follows: (i) the per Share exercise price shall be equal to the Fair Market Value per Share on the date of grant; (ii) the term of the Option shall be 10 years; (iii) the Options shall be exercisable in cumulative increments of 25% per year commencing on the first anniversary of the date of grant; and (iv) all other terms and conditions of the Option shall be as set forth in the Company's then current form of Option Agreement.

8.3 No Other Grants. Except for the automatic grants under this Article 8, those members of the Board who serve as Administrator under Section 10.1 of the Plan shall not be eligible to receive any additional Options under the Plan or any other stock plan of the Company or any Affiliate, except as permitted by Rule 16b-3.


                                   ARTICLE 9

                      ADJUSTMENTS OF AND CHANGES IN STOCK


9.1 Adjustments. Subject to any required action by the shareholders of the Company, in the event of any change to the Common Stock issuable under the Plan by reason of any (i) Corporate Transaction or (ii) stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification of Shares or other change affecting the outstanding Common Stock as a class without receipt of consideration, then unless such change results in the termination of all outstanding Options as a result of the Corporate Transaction, the number of Shares covered by each outstanding Option and the number of Shares authorized for issuance under the Plan but as to which no Options have yet been granted or that have been returned to the Plan upon cancellation or expiration of an Option, as well as the per Share exercise price, shall be proportionately adjusted. Such adjustments shall be made by the Administrator, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of Shares subject to an outstanding Option.

9.2 Dissolution. In the event of the proposed dissolution or liquidation of the Company, the Board shall notify the Optionee at least fifteen (15) days prior to such proposed action. To the extent it has not been previously exercised, the Option will terminate immediately prior to the consummation of such proposed action.

9.3 Corporate Transactions. In the event of a Corporate Transaction, the exercisability of each Option shall be automatically accelerated so that each Option shall, immediately before the specified effective date for the Corporate Transaction, become fully exercisable with respect to the total number of Shares and may be exercised for all or any portion of such Shares. However, an Option shall not be so accelerated if and to the extent that such Option is, in connection with the Corporate Transaction, either to be assumed by the successor corporation or parent thereof or be replaced with a comparable option to purchase shares of the capital stock of the successor corporation or parent thereof. The determination of comparability shall be made by the Administrator, and its determination shall be final, binding and conclusive.

     Upon the consummation of a Corporate Transaction, all outstanding Options shall, to the extent not previously exercised or assumed by the successor corporation or its parent, terminate and cease to be exercisable.

9.4 Change in Control. In the event of a Change in Control, the exercisability of each Option shall be automatically accelerated effective 15 days following the effective date of the Change in Control, so that each Option shall become fully exercisable with respect to the total number of Shares and may be exercised for all or any portion of such Shares. Upon a Change in Control, all outstanding Options accelerated shall remain fully exercisable until the expiration or sooner termination of the Option term specified in the option agreement.

9.5 Other Changes. Upon any other relevant change in the capitalization of the Company, the Administrator may, as it deems appropriate, provide for an equitable adjustment in the number of Shares then subject to the Plan and to any outstanding Options, as well as the exercise price of outstanding Options.

9.6 No Fractional Shares. No right to purchase fractional Shares shall result from any adjustment to outstanding Options pursuant to this Article. Upon any such adjustment, the number of Shares subject to outstanding Options of each Optionee shall be rounded down to the nearest whole Share. The Company shall give notice of any adjustment to each holder of Options that have been so adjusted. Such adjustment (whether or not such notice is given) shall be effective and binding for all purposes of the Plan.


                                   ARTICLE 10

                             ADMINISTRATION OF PLAN

10.1 Administrator. The Plan shall be administered by (A) the Board if the Board may administer the Plan in compliance with Rule 16b-3, or (B) a Committee of the Board, which shall be constituted in such a manner as to permit the Plan to comply with Rule 16b-3. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board. From time to time the Board may increase the size of such Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies, however caused, and remove all members of the Committee and thereafter directly administer the Plan, all to the extent permitted by Rule 16b-3.

10.2 Powers of the Administrator. Subject to the provisions of the Plan and in the case of a Committee, the specific duties delegated by the Board to such Committee, the Administrator shall have the authority, in its discretion:

     (a) to determine the Fair Market Value of the Common Stock, in accordance with Section 1.12 of the Plan;

     (b) to select the Employees and Outside Directors to whom Options may from time to time be granted hereunder;

     (c)  to determine whether and to what extent Options are granted hereunder;

     (d) to determine the number of Shares to be covered by each such Option granted hereunder;

     (e)  to approve forms of Option Agreement;

     (f) to determine the terms and conditions, not inconsistent with the terms of the Plan, of any Option granted hereunder (including, but not limited to, the Share price and any restriction or limitation on any Option and/or the Shares relating thereto, based in each case on such factors as the Administrator shall determine, in its sole discretion);

     (g)  to adopt rules and regulations for implementing the Plan;

     (h)  to interpret the Plan; and

     (i) to take such other action as is appropriate to the administration of the Plan.

10.3 Rule 16b-3. Unless the Board determines otherwise in a specific case, Options granted to persons subject to Section 16(b) of the Exchange Act must comply with Rule 16b-3 and shall contain such additional conditions or restrictions as may be required thereunder to qualify for the maximum exemption from Section 16 of the Exchange Act with respect to Plan transactions. In no event shall the Board take any action that would violate Section 10.1 of the Plan.

10.4 Effect of Administrator's Decision. All decisions, determinations and interpretations of the Administrator shall be final and binding on all Optionees and any other persons having an interest in any Options.


                                   ARTICLE 11

                     AMENDMENT AND TERMINATION OF THE PLAN

11.1 Amendment and Termination. The Board may at any time amend, suspend or terminate the Plan. In addition, to the extent necessary and desirable to comply with Rule 16b-3 or with Section 422 of the Code (or any other applicable law or regulation, including the requirements of the NASD or an established stock exchange), the Company shall obtain shareholder approval of any Plan amendment in such a manner and to such a degree as required.

11.2 Effect of Amendment or Termination. Except as provided in the Plan or in an Option Agreement, no amendment, suspension or termination of the Plan shall alter or impair the rights of any Optionee under any Option outstanding at the time, without the written consent of the Optionee.

11.3 Amendments Required by Code. Notwithstanding the provisions of Section 11.2, the Board hereby reserves the right to amend or modify the Plan and any Options outstanding to the extent necessary to qualify any or all Options for such favorable federal income tax treatment as may be afforded employee stock options under Section 422 of the Code and regulations subsequently promulgated thereunder.

                                   ARTICLE 12

                       CONDITIONS UPON ISSUANCE OF SHARES

     Implementation of the Plan, the grant of Options and the issuance of Shares hereunder shall be subject to the Company obtaining all approvals and permits required by regulatory authorities having jurisdiction over the Plan, the Options or the Shares, including, without limitation, any stock exchange or market upon which the Shares may then be listed or traded. The inability of the Company to obtain any such approvals or permits shall relieve the Company of any liability in respect of the failure to grant such Options or issue or sell such Shares as to which such approval or permit shall not have been obtained. As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by applicable law.


                                   ARTICLE 13

                            INFORMATION TO OPTIONEES

     The Company shall provide to each Optionee, during the period for which such Optionee has one or more Options outstanding, copies of all annual reports and other information which are provided to all shareholders of the Company. This Article 13 shall not be construed to require the Company to provide such information to key employees whose duties in connection with the Company assure their access to equivalent information.


                                   ARTICLE 14

                                   TAX STATUS

     The Company does not hereby, nor by way of any plan, document, Option Agreement or otherwise, represent or warrant to any person, including the Optionees, that the grant or exercise of an Option or the subsequent disposition of Shares obtained by the exercise of an Option pursuant to the Plan, or any other aspect of the Plan, will have any particular tax effect.


                                   ARTICLE 15

                                  PLAN GOVERNS

     If there is any inconsistency between the Plan and any documents related to the Plan, including any Option Agreement, the Plan shall govern. Nothing contained in the Plan shall be construed to constitute, or be evidence of, any right in favor of any person to receive Options hereunder or any obligation on the part of the Company to issue Options with respect to its Common Stock.

                                   ARTICLE 16

                          APPLICABLE LAW; SEVERABILITY

     The Plan shall be governed and construed in all respects in accordance with the laws of the State of California excluding its conflict of laws rules to the extent such rules would apply the law of another jurisdiction. Incentive Options granted under the Plan shall be interpreted and administered in accordance with
Section 422 of the Code. If any provision is susceptible of more than one interpretation, it shall be interpreted in a manner consistent with the Plan being an incentive stock option plan. If any provision of the Plan is found by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions shall continue to be fully effective.

                              ILC TECHNOLOGY, INC.

                             STOCK OPTION AGREEMENT

                     PURSUANT TO THE 1992 STOCK OPTION PLAN




Optionee



     This Stock Option Agreement, dated as of the Date of Grant set forth below, is entered into between ILC Technology, Inc., a California corporation and the Optionee named above pursuant to the ILC Technology, Inc. 1992 Stock Option Plan (the "Plan"). Capitalized terms not defined in this Agreement are defined in the Plan.

     Pursuant to the Plan, the Company grants an option to the Optionee to purchase shares of the Common Stock of the Company as follows:

     Date of Grant                      ___________, 19__

     Exercise Price Per Share           $__________

     Total Number of Shares Granted      __________ Shares

     Total Exercise Price               $_____________

     Type of Option                     Incentive Stock Option

     Nonstatutory Stock Option

     Term                               __ years

     Expiration Date                    ___________, 20__

     Vesting Schedule: Subject to the provisions of this Agreement and the Plan, the Options become exercisable in cumulative installments as set forth below. Exercisable Options may be exercised from time to time until the Expiration Date set forth above or termination of the Options as set forth below.

          ________Shares exercisable beginning on ______________, 19__

          ________Shares exercisable beginning on ______________, 19__

          ________Shares exercisable beginning on ______________, 20__

          ________Shares exercisable beginning on ______________, 20__



     Termination: Exercisable Options expire 30 days after Termination of Employment for reasons other than death or disability of Optionee or 12 months after Termination of Employment because of death or disability. Options that are not exercisable at the time of Termination of Employment expire on the date of Termination of Employment. In no case, however, shall the Options be exercisable after the Expiration Date.

     Nontransferability: During the lifetime of the Optionee, the Option is exercisable only by the Optionee. The Option or this Agreement shall not be sold, pledged, assigned, transferred or disposed of in any manner other than by will or by the laws of descent or distribution. Any attempted sale, pledge, assignment, transfer or other disposition of the Option shall be void and of no effect.

     Optionee and the Company agree that this Option is granted under and governed by the terms and conditions of the Plan and the Additional Terms and Conditions, all of which are attached to and made a part of this Agreement. By signing this Agreement, Optionee acknowledges that Optionee has read and understood the Plan and agrees to be bound by it and this Agreement, including the Additional Terms and Conditions attached to this Agreement.



OPTIONEE:__________________________  ILC TECHNOLOGY, INC._______________________

                                     BY:________________________________________

                                     Title:_____________________________________

                                     Print Name_________________________________

                                  EXHIBIT 10.7



                                 LOAN AGREEMENT


     This Amended And Restated Loan Agreement ("Agreement") is made and entered into as of September 4, 1997 by and between ILC Technology, Inc., a California corporation ("Borrower") and Union Bank of California, N.A., ("Bank"). This Agreement amends and restates in its entirety that certain loan agreement dated March 25, 1996 between Bank and Borrower.


Section 1. The Loan

Section 1.1.1 The Revolving Loan

     Bank will loan to Borrower an amount not to exceed Six Million Dollars ($6,000,000) outstanding in the aggregate at any one time (the "Revolving Loan"). Borrower may borrow, repay and reborrow all or part of the Revolving Loan in accordance with the terms of the Revolving Note. All borrowings of the Revolving Loan must be made before March 31, 1999 at which time all unpaid principal and interest of the Revolving Loan shall be due and payable. The Revolving Loan shall be evidenced by a promissory note (the "Revolving Note") on the standard form used by Bank for commercial loans. Bank shall enter each amount borrowed and repaid in Bank's records and such entries shall be deemed to be the amount of the Revolving Loan outstanding. Omission of Bank to make any such entries shall not discharge Borrower of its obligation to repay in full with interest all amounts borrowed.

1.1.2  The Non-Revolving-To-Term Loan

     Bank will loan to Borrower an amount not to exceed Two Million Dollars ($2,000,000) outstanding in the aggregate at any one time (the "Non-Revolving-To-Term Loan"). Borrower may borrow all or part of the
Non-Revolving-To-Term Loan in accordance with the terms of the Non-Revolving-To-Term Note. All borrowings of the Non-Revolving-To-Term Loan must be made before August 31, 1998, at which time all unpaid principal under the Non-Revolving-To-Term Loan shall be converted to a fully amortizing loan as set forth in Subsection 1.1.3. In the event of a prepayment of principal after such conversion and payment of any resulting fees, any prepaid amounts shall be applied to the scheduled principal payments in the reverse order of their maturity. The Non-Revolving-To-Term Loan shall be evidenced by a promissory note (the "Non-Revolving-To-Term Note") on the standard form used by Bank for commercial loans. Bank shall enter each amount borrowed and repaid in Bank's records and such entries shall be deemed to be the amount of the
Non-Revolving-To-Term Loan outstanding. Omission of Bank to make any such entries shall not discharge Borrower of its obligation to repay in full with interest all amounts borrowed.

1.1.3  The Term Loan

     Solely to repay the Non-Revolving-To-Term Loan, Bank will loan to Borrower the sum outstanding at the maturity of the Non-Revolving-To-Term Loan in one disbursement on or before August 31, 1998 (the "Term Loan"). In the event of a prepayment of principal and payment of any resulting fees, any prepaid amounts shall be applied to the scheduled principal payments in the reverse order of their maturity. The Term Loan shall be evidenced by a promissory note (the "Term Note") on the standard form used by Bank for commercial loans.

1.1.4  Other Loans

     Bank has extended and will continue to extend, subject to the terms of this Agreement and the terms of the respective Note, certain additional facilities each evidenced by a Note described as follows:

      A. Obligation # 0027000003 which matures on August 28, 1998. The current outstanding principal amount of the Term Loan is One Million Three Hundred Nineteen Thousand Dollars ($1,319,000). This Term Loan is evidenced by a promissory note ("Term Note") on the standard form used by Bank for commercial loans. In the event of a prepayment of principal and any resulting fees, any prepaid amounts shall be applied to the scheduled principal payments in the reverse order of their maturity.

      B. Obligation # 0080000002 which matures on January 30, 1998. The current outstanding principal amount of the Term Loan is Two Hundred Sixty One Thousand Dollars ($261,000). This Term Loan is evidenced by a promissory note ("Term Note") on the standard form used by Bank for commercial loans. In the event of a prepayment of principal and any resulting fees, any prepaid amounts shall be applied to the scheduled principal payments in the reverse order of their maturity.

      C. Obligation #0081000002 which matures on March 31, 1999. The current outstanding principal amount of the Term Loan is One Million Seven Hundred Ninety Six Thousand Dollars ($1,796,000). This Term Loan is evidenced by a promissory note ("Term Note") on the standard form used by Bank for commercial loans. In the event of a prepayment of principal and any resulting fees, any prepaid amounts shall be applied to the scheduled principal payments in the reverse order of their maturity.


1.2  Terminology

     As used herein the word "Loan" shall mean, collectively, all the credit facilities described above.

     As used herein the word "Note" shall mean, collectively, all the promissory notes described above.

     As used herein, the words "Loan Documents" shall mean all documents executed in connection with this Agreement.


1.3  Purpose of Loan

     The proceeds of the Revolving Loan shall be used for general working capital purposes and the proceeds of the Non-Revolving-To-Term Loan shall be used for only for Borrower's capital equipment requirements.


1.4  Interest

     The unpaid principal balance of the Revolving Loan and the Non-Revolving-To-Term Loan shall bear interest at the rate or rates provided in the Revolving Note and the Non-Revolving-To-Term Note and selected by Borrower. The Revolving Loan and the Non-Revolving-To-Term Loan may be prepaid in full or in part only in accordance with the terms of the Revolving Note and the Non-Revolving-To-Term Note and any such prepayment shall be subject to the prepayment fee provided for therein.

1.5  Balances

     Borrower shall maintain its major depository accounts with Bank until the Note and all sums payable pursuant to this Agreement have been paid in full.

1.6  Disbursement

     Upon execution hereof, Bank shall disburse the proceeds of the Loan as provided in Bank's standard form Authorization executed by Borrower.

1.7  Security

     Prior to any disbursement of the Loan, Borrower shall have executed a security agreement, on Bank's standard form, and a financing statement, suitable for filing in the office of the Secretary of State of the State of California and any other state designated by Bank, granting to Bank a first priority security interest in such of Borrower's property as is described in said security agreement. Exceptions to Bank's first priority, if any, are permitted only as otherwise provided in this Agreement. At Bank's request, Borrower will also obtain executed landlord's and mortgagee's waivers on Bank's form covering all of Borrower's property located on leased or encumbered real property.

1.8  Controlling Document

     In the event of any inconsistency between the terms of this Agreement and any Note or any of the other Loan Documents, the terms of such Note or other Loan Documents will prevail over the terms of this Agreement.


SECTION 2.  CONDITIONS PRECEDENT

     Bank shall not be obligated to disburse all or any portion of the proceeds of the Loan unless at or prior to the time for the making of such disbursement, the following conditions have been fulfilled to Bank's satisfaction:

2.1  Compliance

     Borrower shall have performed and complied with all terms and conditions required by this Agreement to be performed or complied with by it prior to or at the date of the making of such disbursement and shall have executed and delivered to Bank the Note and other documents deemed necessary by Bank.

2.2  Guaranties

     Q-ARC Limited ("Guarantor") shall have executed and delivered to Bank a continuing guaranty in form and amount satisfactory to Bank. Borrower shall cause each Guarantor to submit to Bank not later than Ninety (90) days after the end of each fiscal year such Guarantor's financial statement in form satisfactory to Bank.

2.3  Borrowing Resolution

     Borrower shall have provided Bank with certified copies of resolutions duly adopted by the Board of Directors of Borrower, authorizing this Agreement and the Loan Documents. Such resolutions shall also designate the persons who are authorized to act on Borrower's behalf in connection with this Agreement and to do the things required of Borrower pursuant to this Agreement.


2.4  Continuing Compliance

     At the time any disbursement is to be made, there shall not exist any event, condition or act which constitutes an event of default under Section 6 hereof or any event, condition or act which with notice, lapse of time or both would constitute such event of default; nor shall there be any such event, condition, or act immediately after the disbursement were it to be made.


SECTION 3.  REPRESENTATIONS AND WARRANTIES

      Borrower represents and warrants that:


3.1   Business Activity

     The principal business of Borrower is manufacturer of light source products.


3.2  Affiliates and Subsidiaries

     Borrower's affiliates and subsidiaries (those entities in which Borrower has either a controlling interest or at least a 25% ownership interest) and their addresses, and the names of Borrower's principal shareholders, are as provided on a schedule delivered to Bank on or before the date of this Agreement.


3.3  Authority to Borrow

     The execution, delivery and performance of this Agreement, the Note and all other agreements and instruments required by Bank in connection with the Loan are not in contravention of any of the terms of any indenture, agreement or undertaking to which Borrower is a party or by which it or any of its property is bound or affected.


3.4  Financial Statements

     The financial statements of Borrower, including both a balance sheet at June 28, 1997, together with supporting schedules, and an income statement for the nine (9) months ended June 28, 1997, have heretofore been furnished to Bank, and are true and complete and fairly represent the financial condition of Borrower during the period covered thereby. Since June 28, 1997, there has been no material adverse change in the financial condition or operations of Borrower.

3.5  Title

     Except for assets which may have been disposed of in the ordinary course of business, Borrower has good and marketable title to all of the property reflected in its financial statements delivered to Bank and to all property acquired by Borrower since the date of said financial statements, free and clear of all liens, encumbrances, security interests and adverse claims except those specifically referred to in said financial statements.


3.6  Litigation

     There is no litigation or proceeding pending or threatened against Borrower or any of its property which is reasonably likely to affect the financial condition, property or business of Borrower in a materially adverse manner or result in liability in excess of Borrower's insurance coverage.


3.7  Default

     Borrower is not now in default in the payment of any of its material obligations, and there exists no event, condition or act which constitutes an event of default under Section 6 hereof and no condition, event or act which with notice or lapse of time, or both, would constitute an event of default.


3.8  Organization

     Borrower is duly organized and existing under the laws of the state of its organization, and has the power and authority to carry on the business in which it is engaged and/or proposes to engage.


3.9  Power

     Borrower has the power and authority to enter into this Agreement and to execute and deliver the Note and all of the other Loan Documents.


3.10  Authorization

     This Agreement and all things required by this Agreement have been duly authorized by all requisite action of Borrower.


3.11  Qualification

     Borrower is duly qualified and in good standing in any jurisdiction where such qualification is required.

3.12  Compliance With Laws

     Borrower is not in violation with respect to any applicable laws, rules, ordinances or regulations which materially affect the operations or financial condition of Borrower.


3.13  ERISA

     Any defined benefit pension plans as defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), of Borrower meet, as of the date hereof, the minimum funding standards of Section 302 of ERISA, and no Reportable Event or Prohibited Transaction as defined in ERISA has occurred with respect to any such plan.


3.14  Regulation U

     No action has been taken or is currently planned by Borrower, or any agent acting on its behalf, which would cause this Agreement or the Note to violate Regulation U or any other regulation of the Board of Governors of the Federal Reserve System or to violate the Securities and Exchange Act of 1934, in each case as in effect now or as the same may hereafter be in effect. Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock as one of its important activities and none of the proceeds of the Loan will be used directly or indirectly for such purpose.


3.15  Continuing Representations

     These representations shall be considered to have been made again at and as of the date of each disbursement of the Loan and shall be true and correct as of such date or dates.


SECTION 4.  AFFIRMATIVE COVENANTS

     Until the Note and all sums payable pursuant to this Agreement or any other of the Loan Documents have been paid in full, unless Bank waives compliance in writing, Borrower agrees that:


4.1   Use of Proceeds

     Borrower  will use the proceeds of the Loan only as provided in  subsection
1.3 above.


4.2  Payment of Obligations

     Borrower will pay and discharge promptly all taxes, assessments and other governmental charges and claims levied or imposed upon it or its property, or any part thereof, provided, however, that Borrower shall have the right in good faith to contest any such taxes, assessments, charges or claims and, pending the outcome of such contest, to delay or refuse payment thereof provided that adequately funded reserves are established by it to pay and discharge any such taxes, assessments, charges and claims.

4.3  Maintenance of Existence

     Borrower will maintain and preserve its existence and assets and all rights, franchises, licenses and other authority necessary for the conduct of its business and will maintain and preserve its property, equipment and facilities in good order, condition and repair. Bank may, at reasonable times, visit and inspect any of the properties of Borrower.


4.4  Records

     Borrower will keep and maintain full and accurate accounts and records of its operations according to generally accepted accounting principles and will permit Bank to have access thereto, to make examination and photocopies thereof, and to make audits during regular business hours. Costs for such audits shall be paid by Borrower.


4.5  Information Furnished

      Borrower will furnish to Bank:

     (a) Within forty five(45) days after the close of each fiscal quarter, except for the final quarter of each fiscal year, its unaudited balance sheet as of the close of such fiscal quarter, its unaudited income and expense statement with supportive schedules and statement of retained earnings for that fiscal quarter, prepared in accordance with generally accepted accounting principles;

     (b) Within one hundred twenty (120) days after the close of each fiscal year, a copy of its statement of financial condition including at least its balance sheet as of the close of such fiscal year, its income and expense statement and retained earnings statement for such fiscal year, examined and prepared on an audited basis by independent certified public accountants selected by Borrower and reasonably satisfactory to Bank, in accordance with generally accepted accounting principles applied on a basis consistent with that of the previous year;

     (c) As soon as available, but in any event within ninety (90) days after the close of each fiscal year of Borrower, projections for the next succeeding fiscal year of corresponding cash flow statement by Borrower and acceptable to Bank;

     (d) Such other financial statements and information as Bank may reasonably request from time to time;

     (e) In connection with each fiscal year-end statement required hereunder, any management letter of Borrower's certified public accountants;

     (f) Prompt written notice to Bank of all events of default under any of the terms or provisions of this Agreement or of any other agreement, contract, document or instrument entered, or to be entered into with Bank; and of any litigation which, if decided adversely to Borrower, would have a material adverse effect on Borrower's financial condition; and of any other matter which has resulted in, or is likely to result in, a material adverse change in its financial condition or operations;

     (h) Prior written notice to Bank of any changes in Borrower's officers and other senior management; Borrower's name; and location of Borrower's assets, principal place of business or chief executive office.


4.6  Current Ratio

     Borrower will at all times maintain a ratio of current assets to current liabilities of at least 1.5:1.0, as such terms are defined by generally accepted accounting principles.


4.7  Tangible Net Worth


     Borrower will at all times maintain a Tangible Net Worth of not less than Twenty Seven Million Dollars ($27,000,000) plus 75% of quarterly net profits after taxes (calculated without giving effect to net losses and inclusive of extraordinary gains) beginning with the quarter to end September 30, 1997 plus the proceeds of all sales by Borrower of its stock. "Tangible Net Worth" means the difference between (a) the gross book value of the assets of Borrower, and
(b) the sum of (I) the amount of all intangibles such as goodwill, patents, trademarks, organization expenses, treasury stock, unamortized debt discount and expense and deferred charges, (ii) the amount of reserves established by Borrower for anticipated losses and expenses, and (iii) the amount of all liabilities and indebtedness of Borrower, including accrued but deferred income taxes.


4.8  Debt to Tangible Net Worth

     Borrower will at all times maintain a ratio of total liabilities to tangible net worth of not greater than 1.5:1.0.


4.9  Profitability

     Borrower will maintain a net profit, after provision for income taxes, of any positive amount for any two consecutive fiscal quarters, as reported at the end of each such fiscal quarter and maintain a net profit, after provision for income taxes for its fiscal year end.


4.10  Cash Flow

     Borrower will maintain a ratio of Cash Flow to Debt Service of not less than 1.75:1.0. Compliance with this subsection shall be measured as of the end of Borrower's fiscal year. "Cash Flow" shall mean net profit after taxes, exclusive of nonrecurring income, to which depreciation, amortization and other noncash expenses and interest (and also including amounts coming due in respect of leases) are added for the fiscal year just ended. "Debt Service" shall mean that portion of long-term liabilities and capital leases coming due within twelve (12) months after the date of calculation plus interest.

4.11  Insurance

     Borrower will keep all of its insurable property, real, personal or mixed, insured by companies and in amounts approved by Bank against fire and such other risks, and in such amounts, as is customarily obtained by companies conducting similar business with respect to like properties. Borrower will furnish to Bank statements of its insurance coverage, will promptly furnish other or additional insurance deemed necessary by and upon request of Bank to the extent that such insurance may be available and hereby assigns to Bank, as security for Borrower's obligations to Bank, the proceeds of any such insurance. Prior to any disbursement of the Loan, Bank will be named loss payee on all policies insuring collateral and such policies shall require at least ten (10) days' written notice to Bank before any policy may be altered or canceled. Borrower will maintain adequate worker's compensation insurance and adequate insurance against liability for damage to persons or property.


4.12  Additional Requirements

     Borrower will promptly, upon demand by Bank, take such further action and execute all such additional documents and instruments in connection with this Agreement as Bank in its reasonable discretion deems necessary, and promptly supply Bank with such other information concerning its affairs as Bank may request from time to time.


4.13  Litigation and Attorneys' Fees

     Borrower will pay promptly to Bank upon demand, reasonable attorneys' fees (including but not limited to the reasonable estimate of the allocated costs and expenses of in-house legal counsel and legal staff) and all costs and other expenses paid or incurred by Bank in collecting, modifying or compromising the Loan or in enforcing or exercising its rights or remedies created by, connected with or provided for in this Agreement or any of the Loan Documents, whether or not an arbitration, judicial action or other proceeding is commenced. If such proceeding is commenced, only the prevailing party shall be entitled to attorneys' fees and court costs.


4.14  Bank Expenses

     Borrower will pay or reimburse Bank for all costs, expenses and fees incurred by Bank in preparing and documenting this Agreement and the Loan, and all amendments and modifications thereof, including but not limited to all filing and recording fees, costs of appraisals, insurance and attorneys' fees, including the reasonable estimate of the allocated costs and expenses of in-house legal counsel and legal staff.


4.15  Reports Under Pension Plans

     Borrower will furnish to Bank, as soon as possible and in any event within 15 days after Borrower knows or has reason to know that any event or condition with respect to any defined benefit pension plans of Borrower described in
Section 3 above has occurred, a statement of an authorized officer of Borrower describing such event or condition and the action, if any, which Borrower proposes to take with respect thereto.

SECTION 5.  NEGATIVE COVENANTS

     Until the Note and all other sums payable pursuant to this Agreement or any other of the Loan Documents have been paid in full, unless Bank waives compliance in writing, Borrower agrees that:


5.1  Encumbrances and Liens

     Borrower will not create, assume or suffer to exist any mortgage, pledge, security interest, encumbrance, or lien (other than for taxes not delinquent and for taxes and other items being contested in good faith) on property of any kind, whether real, personal or mixed, now owned or hereafter acquired, or upon the income or profits thereof, except to Bank and except for minor encumbrances and easements on real property which do not affect its market value, and except for existing liens on Borrower's personal property and future purchase money security interests encumbering only the personal property purchased.


5.2  Borrowings

     Borrower will not sell, discount or otherwise transfer any account receivable or any note, draft or other evidence of indebtedness, except to Bank or except to a financial institution at face value for deposit or collection purposes only and without any fee other than fees normally charged by the financial institution for deposit or collection services. Borrower will not borrow any money, become contingently liable to borrow money, nor enter any agreement to directly or indirectly obtain borrowed money, except pursuant to agreements made with Bank.


5.3  Sale of Assets, Liquidation or Merger

     Borrower   will  neither   liquidate   nor  dissolve  nor  enter  into  any
consolidation, merger, partnership or other combination, nor convey, nor sell, nor lease all or the greater part of its assets or business, nor purchase or lease all or the greater part of the assets or business of another, without prior written consent from Bank.


5.4  Loans, Advances and Guaranties

     Borrower will not, except in the ordinary course of business as currently conducted, make any loans or advances, become a guarantor or surety, pledge its credit or properties in any manner or extend credit.


5.5  Investments

     Borrower will not purchase the debt or equity of another person or entity except for savings accounts and certificates of deposit of Bank, direct U.S. Government obligations and commercial paper issued by corporations with the top ratings of Moody's or Standard & Poor's, provided all such permitted investments shall mature within one year of purchase.

5.6  Payment of Dividends

     Borrower will not declare or pay any dividends, other than a dividend payable in its own common stock, or authorize or make any other distribution with respect to any of its stock now or hereafter outstanding.


5.7  Retirement of Stock

     Borrower may repurchase its capital stock up to Three Million Dollars ($3,000,000) in any 12 month period. Purchases are not to exceed Seven Hundred Fifty Thousand Dollars ($750,000) in any single fiscal quarter.


SECTION 6.  EVENTS OF DEFAULT

     The occurrence of any of the following events ("Events of Default") shall terminate any obligation on the part of Bank to make or continue the Loan and automatically, unless otherwise provided under the Note, shall make all sums of interest and principal and any other amounts owing under the Loan immediately due and payable, without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or any other notices or demands:

6.1

     Borrower shall default in the due and punctual payment of the principal of or the interest on the Note or any of the other Loan Documents; or

6.2

       Any default shall occur under the Note; or

6.3

     Borrower shall default in the due performance or observance of any covenant or condition of the Loan Documents; or

6.4

     Any guaranty or subordination agreement required hereunder is breached or becomes ineffective, or any Guarantor or subordinating creditor dies, disavows or attempts to revoke or terminate such guaranty or subordination agreement; or

6.5

     There is a change in ownership or control of ten percent (10%) or more of the issued and outstanding stock of Borrower or any Guarantor, or (if Borrower is a partnership) there is a change in ownership or control of any general partner's interest.


SECTION 7.  MISCELLANEOUS PROVISIONS

7.1  Additional Remedies

     The rights, powers and remedies given to Bank hereunder shall be cumulative and not alternative and shall be in addition to all rights, powers and remedies given to Bank by law against Borrower or any other person, including but not limited to Bank's rights of setoff or banker's lien.


7.2  Nonwaiver

     Any forbearance or failure or delay by Bank in exercising any right, power or remedy hereunder shall not be deemed a waiver thereof and any single or partial exercise of any right, power or remedy shall not preclude the further exercise thereof. No waiver shall be effective unless it is in writing and signed by an officer of Bank.


7.3  Inurement

     The benefits of this Agreement shall inure to the successors and assigns of Bank and the permitted successors and assignees of Borrower, and any assignment by Borrower without Bank's consent shall be null and void.

7.4  Applicable Law

     This Agreement and all other agreements and instruments required by Bank in connection therewith shall be governed by and construed according to the laws of the State of California.


7.5  Severability

     Should any one or more provisions of this Agreement be determined to be illegal or unenforceable, all other provisions nevertheless shall be effective. In the event of any conflict between the provisions of this Agreement and the provisions of any note or reimbursement agreement evidencing any indebtedness hereunder, the provisions of such note or reimbursement agreement shall prevail.


7.6  Integration Clause

     Except for documents and instruments specifically referenced herein, this Agreement constitutes the entire agreement between Bank and Borrower regarding the Loan and all prior communications verbal or written between Borrower and Bank shall be of no further effect or evidentiary value.


7.7  Construction

     The section and subsection headings herein are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.


7.8  Amendments

     This Agreement may be amended only in writing signed by all parties hereto.

7.9  Counterparts

     Borrower and Bank may execute one or more counterparts to this Agreement, each of which shall be deemed an original, but when together shall be one and the same instrument.


SECTION 8.  SERVICE OF NOTICES


8.1

     Any notices or other communications provided for or allowed hereunder shall be effective only when given by one of the following methods and addressed to the respective party at its address given with the signatures at the end of this Agreement and shall be considered to have been validly given: (a) upon delivery, if delivered personally; (b) upon receipt, if mailed, first class postage prepaid, with the United States Postal Service; (c) on the next business day, if sent by overnight courier service of recognized standing; and (d) upon telephoned confirmation of receipt, if telecopied.


8.2

     The addresses to which notices or demands are to be given may be changed from time to time by notice delivered as provided above.


     THIS AGREEMENT is executed on behalf of the parties by duly authorized officers as of the date first above written.




UNION BANK OF CALIFORNIA, N.A.



______________________________
s/s Patricia Lee
Patricia Lee
Vice President


Address: 350 California Street-10th Floor
         San Francisco, CA 94104-1402
Attention: Patricia Lee, VP

Telecopier: (415) 705-7111
Telephone:  (415) 705-7385




ILC TECHNOLOGY, INC.


_______________________________
By:   s/s/ Richard D. Capra
Title      President and Chief Operating Officer


________________________________
By:   s/s  Ronald E. Fredianelli

Title:     Chief Financial Officer

Address: 399 Java Drive
         Sunnyvale, CA 94089
Attention: Ron Fredianelli, CFO

Telecopier: (408) 745-7829
Telephone:  (408) 745-7900

                                  EXHIBIT 21.1
                                  SUBSIDIARIES



Name                                              Jurisdiction of Incorporation
----                                              ------------------------------
ILC Light Source Foreign Sales Corporation                  Barbados

Q-Arc Ltd                                                England and Wales

                                  EXHIBIT 23.1
                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report dated December 1, 1997, included in this Form 10-K, into ILC Technology, Inc.'s previously filed Form S-8 Registration Statements, File Numbers 2-90841, 2-95899, 33-6917, 33-27001, 33-50404, 33-89470 and 333-1095.




                                                    ARTHUR ANDERSEN LLP




San Jose, California
December 8, 1997