Form 10-Q
period 1998-01-03
ILC TECHNOLOGY INC
filed 1998-02-18
CIK 719625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended            JANUARY 3, 1998
                                ------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------   -----------------------------

Commission file number                0-11360
                       ---------------------------------------------------------

                              ILC TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                     94-1655721
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer ID Incorportion or
  or organization)                            Identification No.)

399 JAVA DRIVE, SUNNYVALE, CALIFORNIA                  94089
--------------------------------------------------------------------------------
(address of principal executive offices)               (Zip Code)

                              (408) 745-7900
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Shares: 4,895,390               Date:  January 31, 1998
       -----------------               -----------------------

                              ILC TECHNOLOGY, INC.


                                    FORM 10-Q
                      For the Quarter Ended January 3, 1998


               INDEX                                                  PAGE NO.
               -----                                                  --------


Part I         FINANCIAL INFORMATION                                       2

Item 1         Condensed Consolidated Statements of
               Operations - Quarters ended January 3, 1998
               and December 28, 1996                                       3

               Condensed Consolidated Balance Sheets -
               January 3, 1998 and September 27, 1997                      4

               Condensed Consolidated Statements of Cash
               Flows - Quarters ended January 3, 1998
               and December 28, 1996                                     5 - 6

               Notes to Condensed Consolidated Financial
               Statements                                                7 - 9


Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               10 - 12



Part II        OTHER INFORMATION                                          13

               SIGNATURES                                                 14

PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report/Form 10-K for the year ended September 27, 1997.

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

ITEM 1.   FINANCIAL STATEMENTS

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                              QUARTER ENDED

                                     JANUARY 3, 1998         DECEMBER 28, 1996
                                     ---------------         -----------------


Net Sales ........................      $ 13,414                   $ 12,121

Costs and expenses:
  Cost of sales ..................        10,196                      8,741
  Research and development .......           767                      1,072
  Marketing ......................           726                        747
  General and administrative .....         1,040                        988
  Special charges ................         4,656                         --
  Amortization of intangibles ....            30                         30
                                        --------                   --------
                                          17,415                     11,578
                                        --------                   --------
Income (loss) from operations
 before provision for (benefit
 from) income taxes and interest
 expense ..........................       (4,001)                       543
                                        --------                   --------

Interest expense, net .............           73                        139
                                        --------                   --------

Income (loss) from operations
 before provision for (benefit
 from) income taxes ...............       (4,074)                       404

Provision for (benefit from)
 income taxes .....................         (824)                        97
                                        --------                   --------

Net income (loss) .................      $(3,250)                     $ 307
                                        ========                   ========




Basic earnings (loss) per share:
  Net income (loss) ...............       $(0.67)                    $0.06
                                        ========                  ========

  Weighted average shares
   outstanding ....................        4,887                     4,792
                                        ========                  ========

Diluted earnings (loss) per share:
  Net income (loss) ...............       $(0.67)                    $0.06
                                        ========                  ========

Weighted average shares
 outstanding ......................        4,887                     5,042
                                        ========                  ========










                             See accompanying notes

                              ILC TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                        JANUARY 3, 1998     SEPTEMBER 27, 1997
                                        ---------------     ------------------
                                        (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents ...........      $1,248              $1,114
  Accounts receivable, net ............       9,928              10,535
  Inventories:
   Raw materials ......................       5,787               5,459
   Work-in-process ....................       4,586               3,974
   Finished goods .....................       1,445               1,283
                                            -------             -------
     Total inventories ................      11,818              10,716
                                            -------             -------

  Deferred tax asset ..................       1,836                 836
  Prepaid expenses ....................         290                 344
  Current portion of note receivable
   from sale of PLI, net...............          --               1,150
                                             ------             -------

     Total current assets .............      25,120              24,696
                                            -------             -------

  Property and equipment, net .........      21,520              21,653
  Note receivable from sale of
  PLI, net of current portion, net.....          --               2,197
  Covenant-not-to-compete, net ........         208                 238
  Other assets ........................          97                 765
                                            -------             -------

                                            $46,945             $49,548
                                            =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................      $3,840              $4,362
  Accrued liabilities .................       3,195               3,219
  Current portion of long-term debt....       1,825               2,535
  Accrued income taxes payable ........       1,370               1,243
                                            -------             -------

     Total current liabilities ........      10,230              11,359
                                            -------             -------

  Long-term debt ......................       3,500               2,500
  Obligations under equipment line ....       1,167                 568
  Other accruals ......................          67                  78
  Capital lease obligation ............          40                  50

Stockholders' equity:
  Common stock ........................       7,376               7,178
  Retained earnings ...................      24,565              27,815
                                             ------              ------
     Total stockholders' equity .......      31,941              34,993
                                             ------              ------

                                            $46,945             $49,548
                                            =======             =======



                             See accompanying notes

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                    QUARTER ENDED

                                                  JAN 3, 1998     DEC 28, 1996
                                                  -----------     ------------


Cash flows from operating activities -

Net income (loss) ...............................   $(3,250)          $307
Adjustment to reconcile net income (loss) to net
 cash used in operating activities:
   Special charges...............................     4,656             --
   Depreciation and amortization ................       479            503
   Amortization of non-compete agreement ........        30             30
   Changes in assets and liabilities from operations:
     (Increase) decrease in accounts receivable..       357           (591)
     Increase in inventories ....................    (1,102)          (829)
     Increase in deferred tax asset .............    (1,000)            --
     (Increase) decrease in prepaid expenses ....         4            (50)
     (Increase) decrease in other assets ........         3            (34)
     Increase (decrease) in accounts payable ....      (522)           762
     Decrease in accrued liabilities ..........        (263)          (289)
     Net change in assets and liabilities from
     discontinued operations ....................        --           (515)
                                                    -------        -------

      Total adjustments .........................     2,642         (1,013)
                                                    -------        -------

      Net cash used in operating activities......    (608)            (706)
                                                    -------        -------
Cash flows from investing activities -
  Capital expenditures...........................    (346)          (1,229)
                                                    ------          ------

     Net cash used in investing activities.......    (346)          (1,229)
                                                   -------          ------

Cash flows from financing activities -
  Principal borrowings under line of credit .....   2,700            2,963
  Principal repayments under line of credit .....  (1,700)          (2,100)
  Principal borrowings under equipment line .....     934              667
  Principal payments under equipment line .......    (516)            (340)
  Principal payments under term loan for
   buildings ....................................    (528)            (263)
  Proceeds from issuance of common stock ........     198              136
                                                  -------          -------

      Net cash provided by financing
       activities ...............................   1,088            1,063
                                                  -------          -------

  Net increase (decrease) in cash and
   cash equivalents .............................     134             (872)
  Cash and cash equivalents at beginning
   of period ....................................   1,114            1,829
                                                  -------          -------
  Cash and cash equivalents at end of
   period .......................................  $1,248             $957
                                                  =======           ======









                             See accompanying notes

                              ILC TECHNOLOGY, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                 (In thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------





                                              QUARTER ENDED
                                              -------------

                                 JANUARY 3, 1998             DECEMBER 28, 1996
                                 ---------------             -----------------

Cash paid during the period for:

Interest expense ...............       $115                      $184
Income taxes ...................         50                        --







































                             See accompanying notes

                              ILC TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JANUARY 3, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     BASIS OF PRESENTATION
     ---------------------

     The condensed consolidated financial statements include the accounts of ILC Technology, Inc., and its subsidiaries (the "Company" or "ILC"), after elimination of intercompany accounts and transactions. The Company's quarter ends on the last Saturday of the fiscal month.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1997 Form 10-K and quarterly report on Form 10-Q for the quarter ended December 28, 1996.

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

     INVENTORIES
     -----------

     Inventories are stated at the lower of cost (first in, first out) or market, and include material, labor and manufacturing overhead.


2.   NET INCOME (LOSS) PER SHARE
--   ---------------------------

     Basic earnings per common share were computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share for the quarters ended January 3, 1998 and December 26, 1996 were determined using the weighted-average number of shares of common stock and common equivalent shares outstanding during the period using the treasury stock method. As the Company reported a net loss in the quarter ended January 3, 1998, common equivalent shares are anti-dilutive in that period and are therefore not included in the computation of diluted earning per share.

     In the quarter ended Janary 3, 1998, the Company adoped Financial Accounting Standards No. 128, "Earnings per Share", effective December 15, 1997. As a result, the Company's reported earnings per share for the quarter ended December 28, 1996 were restated. There was no material effect on the previously reported earnings per share as a result of this accounting change.

                              ILC TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JANUARY 3, 1998


3. COVENANT-NOT-TO-COMPETE
 -- -----------------------

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


4.    INVESTMENT IN JOINT VENTURE
      ---------------------------

     In February 1995, ILC invested $450,000 in a lamp manufacturer located in Japan. ILC's investment represents a 49% ownership interest in the equity of the investee, consequently ILC accounts for its investment using the equity method of accounting. For the quarter ended January 3, 1998, no income of the investee is included in the accompanying condensed consolidated statement of operations. ILC's proportionate interest in the income of the investee from fiscal years 1995 through the second quarter of fiscal 1997 amounted to $215,000 and resulted in a total ILC investment of $665,000 at the end of fiscal year 1997. In addition, ILC has made advances to the investee of approximately $249,000 which resulted in a total investment in and advances to the joint venture of $914,000. Subsequent to fiscal 1997, ILC's venture partner has made certain claims and taken certain actions that have made ILC's management re-evaluate ILC's ongoing participation in and realization of its investment and advances to the joint venture. Accordingly, the accompanying financial statements for the period ended January 3, 1998 reflect a provision of $914,000 to fully reserve for realization of ILC's investment in and advances to the joint venture. The provision is included in special charges on the accompanying condensed consolidated statement of operations for the quarter ended January 3, 1998.

5.    DISCONTINUED OPERATIONS
      -----------------------

     In September 1996, ILC's Board of Directors voted to proceed with the divestiture of Precision Lamp, Inc. (PLI) which is a subsidiary based in Cotati, California. As a result of ILC's plan, an estimated loss on disposal of
$3,399,000, net of a tax benefit of $1,133,000, was recorded in the fourth quarter of fiscal 1996. This loss on disposal included estimated operating losses through the final disposition of the subsidiary and the write off of the unamortized balance of the PLI covenant-not-to-compete of approximately $470,000. For the quarter ended December 28, 1996, the loss incurred by this operation of approximately $201,000 was netted against the accrual for discontinued operations recorded in the fourth quarter of fiscal 1996.

     In January 1997, ILC signed an agreement to sell PLI. The original selling price was approximately $3.3 million but was subject to due diligence and the ability of PLI Acquisition Corp., the purchaser, to obtain adequate financing no later than March 31, 1997. The purchaser was not able to obtain adequate financing, but through further discussions with the purchaser, ILC agreed to sell the stock of PLI to PLI Acquisition Corp. for a promissory note with a face value of $4 million bearing 8% interest per year on any unpaid principal amount. Payments on the promissory note began in May 1997 and were scheduled to be completed in April 2000. This transaction was recorded in the third quarter of fiscal 1997. The purchase price, net of expenses and reserves, approximated the book value and therefore, no gain or loss was recorded.

                              ILC TECHNOLOGY, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNaudited)
                                 JANUARY 3, 1998


5.    DISCONTINUED OPERATIONS (continued)
      ----------------------------------

     PLI Acquisition Corp. has not made the scheduled October 1997 through January 1998 payments on the note payable to ILC. ILC management has been in egotiations with PLI Acquisition Corp. with a view toward restructuring the terms of the note in contemplation of improvement in PLI Acquisition Corp.'s cash flow and anticipated ability to meet its obligations in the future. However, recent discussions with PLI Acquisition Corp. indicate that PLI Acquisition Corp.'s primary customer has not placed the anticipated orders with PLI Acquisition Corp. and, in fact has qualified product from two vendors other than PLI Acquisition Corp. Based upon these recent developments, ILC's management has re-evaluated PLI Acquisition Corp.'s ability to repay the note and has determined that it is more likely than not that impairment of the note exists. Accordingly, the accompanying financial statements for the period ended January 3, 1998 reflect a provision of $3,447,000 to fully reserve for realization of ILC's note receivable from PLI Acquisition Corp. The provision is included in special charges on the accompanying condensed consolidated statement of operations for the quarter ended January 3, 1998.


6.    CONVERTER POWER, INC.
      ---------------------

     In May 1997, ILC completed the sale of CPI to Applied Science and Technology, Inc. (ASTeX) for $6.35 million in cash and 45,000 shares of ASTeX common stock. The total sale price was $7.35 million, subject to adjustments related to warranties. ILC has estimated that $500,000 of potential warranties could be paid and has reduced the gain on sale accordingly. In August 1997, ASTeX removed approximately 4,900 shares from escrow based on post-closing audit adjustments. The remaining shares will be held in escrow subject to any further post-closing adjustments, with a final settlement in May 1998. The sale, net of expenses, resulted in a gain of $2,378,683 and was reported in the results of operations for the third quarter ended June 28, 1997. The net amount due from ASTeX of $500,000 (to be satisfied by the release to ILC of the ASTeX shares held in escrow) is reflected in accounts receivable in the accompanying balance sheet as of January 3, 1998.


7.    MERGER WITH BEC GROUP, INC.
      ----------------

     On October 30, 1997, ILC entered into a definitive Agreement and Plan of Merger by and among ILC, BEC Group, Inc. ("BEC") and BILC Acquisition Corp. ("Acquisition Corp."), a wholly owned subsidiary of BEC, pursuant to which ILC will merge (the "Merger") with and into Acquisition Corp. Upon consummation of the Merger, each outstanding share of ILC will be converted into the right to receive 2.18 shares (reflecting the completion of BEC's contemplated one-for two reverse stock split) of BEC's common stock. The Merger is subject to the approval of both ILC's shareholders and BEC's stockholders, and to certain regulatory approvals and other customary closing conditions. The respective chairmen of ILC and BEC have executed voting agreements in favor of the Merger. Final approval of the merger is pending approval by the respective shareholders of ILC and BEC. These shareholder meetings are both scheduled for March 11, 1998.

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

     In September 1996, ILC's Board of Directors voted to proceed with the divestiture of ILC's Precision Lamp, Inc. subsidiary based in Cotati, California. In May 1997, ILC completed the sale of Converter Power, Inc. (CPI) and the results of operations for this subsidiary are included in the Condensed Consolidated Statement of Operations for the quarter ended December 28, 1996. Refer to Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for a further discussion of the discontinued operations and the sale of CPI. Accordingly, the following discussion and analysis of financial condition and results of operations reflect the activities of ILC Technology, Inc., CPI and Q-Arc, Ltd. (Q-Arc).


QUARTER ENDED JANUARY 3, 1998 COMPARED TO QUARTER ENDED DECEMBER 28, 1996
-------------------------------------------------------------------------

      Net sales for the quarter ended January 3, 1998 were $13,414,000 compared to $12,121,000 for the quarter ended December 28, 1996. Included in the year ago quarter were sales at CPI of $1,635,000. Net sales at ILC Sunnyvale and at Q-Arc increased 27.6% and 30.6%, respectively, between the two quarterly periods. The net sales increases at both ILC Sunnyvale and at Q-Arc were the result of a higher volume of products sold in all product areas.

     Cost of sales as a percentage of net sales was 76.0% in the first quarter of fiscal 1998 compared to 72.1% in the first quarter of fiscal 1997. The percentage increase was due primarily to lower gross margins on Cermax lamps sold into the display and projection market and a negative gross margin on quartz lamp products. Although the gross margin on quartz lamp products was negative in both quarters, the negative gross margin in the quarter ended January 3, 1998 was 32.7% or $398,000 compared to 12.3% or $133,000 in the quarter ended December 28, 1996.

     Research and development expenses, $767,000 or 5.7% of net sales in the quarter ended January 3, 1998 compared to $1,072,000 or 8.8% of net sales in the quarter ended December 28, 1996, decreased $305,000 between the two quarters. After excluding $277,000 of research and development expenses incurred at CPI in the quarter ended December 28, 1996, the spending in this area remained relatively constant between the two quarterly periods. In both fiscal quarters, the research and development spending was concentrated in Cermax and Equipment products for the display and projection markets and in Quartz products for lamps used in the processing of semiconductor materials.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS (CONTINUED)
          --------------------------------

QUARTER ENDED JANUARY 3, 1998 COMPARED TO QUARTER ENDED DECEMBER 28, 1996
-------------------------------------------------------------------------
(CONTINUED)
----------


     Marketing expenses for the quarter ended January 3, 1998 were $726,000 or 5.4% of net sales compared to $747,000 or 6.2% of net sales in the same quarter of the prior fiscal year. Included in the December 28, 1996 quarter were marketing expenses of $85,000 incurred at CPI. After excluding these expenses from the comparison, marketing expenses increased by $64,000 between the two quarters due to personnel additions, increased travel and additional commission expense.

     General and administrative expenses, 7.8% of net sales in the first quarter of fiscal 1998 compared to 8.2% of net sales in the first quarter of fiscal 1997, increased $52,000. After excluding general and administrative expenses of $155,000 incurred at CPI in the quarter ended December 28, 1996, the increase between the two quarterly periods was $207,000. This increase was due primarily to personnel additions at Q-Arc, salary increases and increased travel expenses in the quarter ended January 3, 1998 over the quarter ended December 28, 1996.

     As discussed in Note 5 of notes to condensed consolidated financial statements, ILC has not received scheduled payments on the note receivable from PLI Acquisition Corp. (purchaser of Precision Lamp) since September 1997. ILC management has been in negotiations with PLI Acquisition Corp. with a view toward restructuring the terms of the note in contemplation of improvement in PLI Acquisition Corp.'s cash flow and anticipated ability to meet its obligations in the future. However, recent discussions with PLI Acquisition Corp. indicate that PLI Acquisition Corp's primary customer has not placed the anticipated orders with PLI Acquisition Corp. and, in fact has qualified product from two vendors other than PLI Acquisition Corp. Based upon these recent developments, ILC's management has re-evaluated PLI Acquisition Corp.'s ability to repay the note and has determined that it is more likely than not that impairment of the note exists. Accordingly, the accompanying financial statements for the period ended January 3, 1998 reflect a provision of $3,447,000 to fully reserve for realization of ILC's note receivable from PLI Acquisition Corp. The provision is included in special charges on the accompanying condensed consolidated statement of operations for the quarter ended January 3, 1998. As discussed in Note 4 of notes to condensed consolidated financial statements, ILC has an investment in a Japanese joint venture which totalled $665,000 at the end of fiscal 1997. ILC has also advanced this joint venture approximately $249,000 which resulted in a total investment in and advances to the joint venture of $914,000. Subsequent to fiscal 1997, ILC's venture partner has made certain claims and taken certain actions that have made ILC's management re-evaluate ILC's ongoing participation in and realization of its investment and advances to the joint venture. Accordingly, the accompanying financial statements for the period ended January 3, 1998 reflect a provision of $914,000 to fully reserve for realization of ILC's investment in and advances to the joint venture. The provision is included in special charges on the accompanying condensed consolidated statement of operations for the quarter ended January 3, 1998. In addition, in the quarter ended January 3, 1998, accruals were made for severance benefits for an ILC employee for $233,000 and for relocation expenses for another employee for $162,000. These charges are also included in special charges on the accompanying condensed consolidated statement of operations for the quarter ended January 3, 1998. Total special charges in the first quarter of fiscal 1998 were $4,656,000.

      Amortization of intangibles of $30,000 in the first quarter of fiscal 1998 and 1997 represents the amortization of the covenant-not-to-compete arising from the acquisition of Q-Arc in 1991.

     Net interest expense, $73,000 in the quarter ended January 3, 1998 compared to $139,000 in the quarter ended December 28, 1996, decreased $66,000 between the two quarters. Interest expense associated with operations for the first quarter of fiscal 1998 was $115,000 compared to $166,000 for the first quarter of fiscal 1997. The decrease in interest expense between the two quarters is due to lower balances outstanding under a term loan and lower borrowings under a line of credit which was reduced from proceeds from the sale of CPI in May 1997.

     The Company reported a loss from operations before benefit from income taxes of $4,074,000 in the first quarter of fiscal 1998 compared to income from operations before provision for income taxes of $404,000 in the first quarter of fiscal 1997. The income tax benefit in the quarter ended January 3, 1998 was 20% compared to an effective tax rate of 24% in the quarter ended December 28, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS (CONTINUED)
          ---------------------------------

QUARTER ENDED JANUARY 3, 1998 COMPARED TO QUARTER ENDED DECEMBER 28, 1996
-------------------------------------------------------------------------
 (CONTINUED)
 -----------


     The Company believes that inflation and changing prices had no significant impact on sales or costs during the first quarter of fiscal 1998 or 1997.


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

     Net cash used in operating activities for the quarter ended January 3, 1998 was $608,000, a decrease of $98,000 from the $706,000 net cash used in operating activities for the quarter ended December 28, 1996. During the first quarter of fiscal 1998, the Company made capital equipment acquisitions of $346,000, increased its net borrowings under its line of credit by $1,000,000, increased its net borrowings under an equipment line by $418,000 and paid down a term loan by $528,000. During the first quarter of fiscal 1997, the Company made capital equipment acquisitions of $1,229,000, increased its net borrowings under its line of credit by $863,000, increased its net borrowings under an equipment line by $327,000 and paid down a term loan by $263,000.

      Raw material and work in process inventories have increased from the preceding quarter by approximately $328,000 and $612,000, respectively. This increase is in anticipation of product shipments in the second quarter of fiscal 1998 and to reduce cycle time for customer needs.

      The Company has working capital of $14,890,000 and a current ratio of 2.46 to 1.0 at January 3, 1998. This compares with working capital of $13,337,000 and a current ratio of 2.17 to 1.0 at September 27, 1997. As of January 3, 1998, the Company's credit facilities are as follows:


                                                  AMOUNT OUTSTANDING
                                                  AT JANUARY 3, 1998
                                                  ------------------

Bank line of credit ...................................$3,500,000
Equipment line of credit .............................. 2,333,000
Term loan .............................................   659,000
                                                       ----------
                                                        6,492,000
Less current portion ..................................(1,825,000)
Long-term debt ........................................$4,667,000



     The Company has available an additional $2,500,000 under the bank line of credit ($6 million total). All of the above credit facilities bear interest at 2% above the LIBOR rate (London Interbank Offer Rate) (7.97% at January 3,
1998). The Company also has an unused $2,000,000 equipment credit facility at the above interest rate. This credit facility can be increased to accommodate the capital equipment needs of the Company. At January 3, 1998, the Company was in compliance with, or had obtained waivers for, all bank covenants. In fiscal 1998, the Company anticipates making capital expenditures of approximately $2.5 million. As of January 3, 1998, ILC did not have any outstanding material commitments for capital expenditures. ILC's current financial resources, together with anticipated additional resources to be provided from operations, are expected to be adequate to meet ILC's working capital needs, capital equipment requirements and debt service obligations at least through fiscal 1998.

PART II    OTHER INFORMATION
           -----------------

 Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                The following exhibit is filed as part of this report:

                Exhibit 27  Financial Data Schedule

           (b)  Report on Form 8-K

                None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ILC TECHNOLOGY, INC.







DATE:     February 17, 1998             /S/ RONALD E. FREDIANELLI
                                        -------------------------
                                        Ronald E. Fredianelli
                                        Chief Financial Officer
















DATE:     February 17, 1998             /S/ HENRY C. BAUMGARTNER
                                        ------------------------
                                        Henry C. Baumgartner
                                        Chairman of the Board and
                                        Chief Executive Officer